Form 10KSB
period 2007-12-31
QUALSEC
filed 2008-03-31
CIK 1382056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2007

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities and  Exchange Act of 1934 For the transition period from  __________to _________

QUALSEC

(Name of small business issuer in its charter)

Wyoming

20-5776355

(State or other jurisdiction of

(IRS Employer Identi-

 incorporation or organization)

fication No.)

1770 N. Research Pkwy. Suite 181, North Logan, Utah

84341

(Address of principal executive offices)

(Zip Code)

Issuer's telephone number: (435) 713-0566

Securities registered pursuant to Section 12(b)of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  no par value common stock

Check  whether the issuer (1) has filed all  reports  required to be filed by Section 13 or 15(d) of the Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been  subject to such filing  requirements  for the past 90 days. Yes [  X  ]      No

Check if there is no disclosure of delinquent filers in response  to Item 405 of Regulation  S-B is not contained in this form, and no disclosure  will be contained, to the best of registrant's  knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [  X  ]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2007 was not determinable because the common stock does not trade on any market.

The number of shares outstanding of the issuer's classes of Common Stock as of  March 30, 2008:

Common Stock, no Par Value –

170,000,000  Shares

Transitional Small Business Disclosure Format           YES            NO   X

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

0

PART I

Item 1.

DESCRIPTION OF BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. QualSec expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

Risk Factors

Potential investors should consider the following special risk factors which pertain to the Company.

There are three types of risks to investing in our common stock, the first risk being risks related to the development of our products and the second type of risk relates to the structure of the offering; and the final risk is related to the uniqueness of the device.

Risks Related to Development of our Device

We may not be able to have our device manufactured or we may not be able to have it manufactured on a timely basis or cost effectively.

If the device is not manufactured, QualSec will not enjoy any sales revenue.  We have not identified the persons who will manufacture the device in commercial quantities and cannot engineer the design for manufacturing until the prototype is completed. We may not be able to find a suitable manufacturer. The manufacturer may not be able to obtain raw materials or complete manufacture at a price which is economically feasible. We may be unable to engineer the design for manufacture or be able to manufacture the device on a timely, efficient basis with sufficient quality control. There could arise unforeseeable problems with the manufacture, including problems with quality control, inability of the manufacturer to produce finished product timely and in accordance with the specifications, or with obtaining components. Thus, even if we can design the device and can find a market for the device we may not be able to have it efficiently and timely manufactured, leading to a total loss of your investment.

We could be subject to product liability claims.

Currently diagnostic and sensory devices are not generally subject to product liability claims for errors or inaccuracies. For example, under QualSec's understanding of product liability law, if our device is used to screen for lung cancer, and returns a false negative as the result (the patient had lung cancer but the device was unable to detect it), QualSec would not be liable for product liability claims. This is due to public policy which recognizes that first, it is impossible to produce a 100% accurate testing device, second, that fact is recognized and so medical professionals use not only one test but a complex of factors in making a diagnosis, and finally because should the law impose product liability for inaccurate test results, no manufacturer would supply testing equipment and no lab would perform tests. However, new laws or judicial decisions could be enacted imposing such liability. Also, the device will use chemicals suspended in gel and placed on a polycarbonate disk as the testing medium. It is possible that some person, perhaps a toddler, will attempt to remove the gel from a testing disk and ingest the gel, resulting in injury or poisoning, and a court of law could hold QualSec liable under product liability theory. QualSec does not currently have any product liability insurance and may not obtain such insurance, so that any legal judgment and the legal defense costs could seriously and adversely affect QualSec.

Our device's competitive advantage, if any, will be primarily based on the technology we have and will develop. Competiors may develop technology which is superior or believed to be superior.

Although QualSec has filed a patent application and may  file additional patent applications  on certain aspects of its technology, such patent applications may not be approved, may be contested by competitors or may be infringed upon. Any patent application we file is subject to review by the U.S. Patent Office and may not be approved.  If our patent applications are not approved, competitors can copy our technology with impunity. We may lack funds for any patent litigation, even if patent applications are granted. Further, technological advances or elevated customer expectations  may render our device obsolete.

We have not secured orders for the sale of the device and cannot do so until we have completed a working model and can be sure we can supply the device in commercial quantities.

If we cannot obtain buyers for the device we will not be able to continue in business. Even if we secure orders, we may not attain profitability and will be unable to maintain operations unless we are able to obtain additional financing. Such financing may be impossible to find on terms satisfactory to QualSec.

Risks Related to the Common Stock

There is no public trading market for the common stock.

Investors may not be able to resell their common stock for a profit, if at all, and thus could lose all or part of their investment. The common stock is not approved for trading on any market. QualSec will apply for trading initially on the Pink Sheets LLC, but listing approval is not guaranteed and could require months. The Pink Sheets is a privately owned electronic inter-dealer system and does not require that a public company provide significant ongoing financial disclosure about its business. Listing on the Pink Sheets does not constitute any endorsement or approval of a listed company or its securities, and the Pink Sheets LLC does not review or monitor an issuer’s activities.   Our common stock will be a “penny stock” (as defined in Exchange Act Rule 3a-51) for the foreseeable future  which means that brokers can only buy or sell the common stock on an unsolicited basis. The penny stock rule and similar regulations will reduce the likelihood that a liquid trading market will arise for the common stock. The common stock may trade at less than the offering price. Because our stock will be a “penny stock” a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, QualSec's common stock.

In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 15c2-6 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.  Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.  Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosures related to the market for penny stocks and for trades in any stock defined as a penny stock.  The Commission's regulations under such Act define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.  In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.  Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

.

While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer.  In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

In order to provide the additional $4,500,000 required to complete development, manufacture and market the device, QualSec will need to offer additional shares of its common stock or offer other securities.

QualSec cannot predict the terms of these offerings nor the price at which shares of common stock may be offered. If we do not obtain the additional $4,500,000 required to complete development, manufacture and market the device, we will not be able to complete development, manufacture the device, market it or even remain in operations, resulting in a loss of all or most of your investment. QualSec is required to raise an additional $4,500,000 in order to design the prototype for manufacture, manufacture the device, market the device, and pay for general and administrative expenses on a day to day basis. The investor should bear in mind that $4,500,000 is a significant amount of money. We might have to raise this $4,500,000 in one or more stages or offerings, each with its own terms and dilution to existing shareholders. Such an offering might require the participation of institutional investors, which are more likely to demand more stringent terms for any placement.  QualSec has not determined the terms for any offering.  Any future offering may be for common stock, or may be for a security with rights superior to that of the common stock. In connection with any offering, QualSec may be required to add investor’s representatives to the Board of Directors, or may be required to commit to other conditions. If other conditions are not met, existing investors could have their rights or equity ownership substantially diluted. We cannot at this time determine the terms of any follow-on offering or whether it will ever occur.

Background

               QualSec, a Wyoming corporation (the “Company” or “QualSec”) was incorporated on October 18, 2006 to develop and market an electronic olfactory device.  The executive offices of the Company are located at 1770 N. Research Parkway, Suite 181, North Logan, Utah 84341.  Our telephone number is (435) 713-0566.

Plan of Operation – General

QualSec intends to develop and market an electronic olfactory device. We believe we can design and manufacture (or cause to be manufactured on a contract basis) this device to be portable to the extent it will be handheld. A working prototype has been developed.  The electronic olfactory device detects minute quantities of chemical compounds in minutes and provide an electronic report to the user in real time.

The product consists of four discrete functions: air circulation over the testing substrate; interaction of the testing compound with the airborne chemicals; analysis of the test results; and reporting of results to the user.  A fan assists the device in sampling air. The air can be collected from the area surrounding the subject (person or item) or from breath. The air is analyzed using proprietary technology and the results are stored on the device (such as by flash cards) and reported via an LCD screen to the user or outputted to other devices such as a notebook computer.  The product is about the size of a large portable audio compact disk player.

The testing substrate includes multiple nano structures.  Nanostructures are larger than molecules but are submicroscopic or from .1 to 100 nanometers.  Nanostructure sensing compounds are placed on the polycarbonate disk such as those used in a CD player.  For Homeland Security applications, the sensing compounds are well known and already in use in the industry. For other applications, such as detection of illegal drugs or disease, many of the sensing compounds are known, and the others can be developed by QualSec for the specific application. When the airborne chemical compound comes in contact with the sensing compound on the disk, it causes a chemical reaction which changes the physical shape of the sensing compound. In layman’s terms, it distorts the sensing compound. This distortion can be read by a laser similar to the manner in which the laser in an audio CD player reads the audio track.  An electronic circuit and software in our device interprets the laser signals into a measurement of the airborne compound, which is output in user-friendly terms to a liquid crystal display screen, or to a USB port (USB stands for universal serial bus and a USB port is a standard interface for personal computers)  or to a portable memory (smart)  card such as used in a digital camera. The smart card can be read by a card reader and the data transferred to a computer.

Our olfactory sensing device can be manufactured for a variety of applications, including Homeland Security (explosives), law enforcement (illegal drugs), or medical (lung cancer or certain epidemic diseases).  Our hand-held device will be designed to be universally used for all applications, while the disk will be customized for each application and will program the device for that application via software embedded in its programmable chip. The revenue stream for QualSec can  include sales or leasing of the sensing device and sales of the sensing disks.

The only modification needed to use the device for all these applications will be a simple programming change. For example, if the device is being used for Homeland Security, the program (burned in on a programmable computer chip or on a smart card) will know that track 1 on the testing disk is sensitive for nitroglycerin, track 2 is sensitive for hexamethylene triperoxide diamine, and so on for all the tracks on the disk. The program will also have the algorithm to interpret the testing results for each track so as to give the parts per billion in the sample and set the threshold levels for alerts.  If the device is used for law enforcement drug testing, there will be a separate track for each drug to be tested. Correspondingly, the testing CD for each type of test will have to be provided. QualSec can buy the polycarbonate disks from any one of hundreds of suppliers, and apply the gel, track by track, with a simple machine similar to a labeling machine.

For applications other than for Homeland Security, such as detection of avian flu, we will need to develop the appropriate sensing compound using principles of organic chemistry. Certain compounds have been developed to date.  The development of sensing compounds is not overly complex.  Because of the need to improve homeland security, the development of artificial nose technology by universities, government laboratories, large corporations, and startup companies has been heavily funded by governments, industry, and venture capital. More than a dozen universities, two dozen companies, and half-dozen national laboratories, domestic and foreign, are or have been involved in the development of artificial nose technologies. This has resulted in a very rapid advance of technologies, but also numerous and different approaches that must be confusing to funding agencies and potential investors.

The rapid advance of technology has, in the opinon of management,  rendered most of these approaches technically obsolete and many of the ongoing projects have  dead-ended. While the R&D efforts have resulted in many commercial E-nose products, benchtop and portable, most have languished in the market or been abandoned altogether. Some of these products have found niche markets and continue to be sold.

All of the current approaches are limited by more than one of the following problems:

ž

Cost;

ž

Selectivity;

ž

Resolution;

ž

Noise;

ž

Reversibility;

ž

Limited number of sensors in array (discrimination)

o

Type of sensor

o

Redundancy of sensors;

ž

Drift (the tendency of output devices to not measure consistently)

o

Instrument instability

o

Sensor recovery, memory;

ž

Reproducibility;

ž

Effects of environment (humidity, temperature, vibration, CO2, ethanol, etc.;

ž

High power consumption;

ž

Portability (size, weight, controlled environment, etc.);

ž

Requirement for skilled operator;

ž

Frequent calibration;

ž

Inability to detect important odor components, e.g. small amines, etc.;

ž

Discrimination – ability to detect the target odor in a complex odor background;

ž

Failure to implement multidimensional analysis of data, e.g. response of each sensor as function of time and amount of exposure.

Many of these problems tend to be solved by miniaturization with a technical and commercial trend to smaller and smaller sensor arrays. Multiple sensors with integrated circuitry can be incorporated into a single chip for low-cost, high-volume production with existing manufacturing resources. Reduction to nanoscale (atomic dimensions) can further provide enhanced chemical and physical properties, e.g. in some applications, single molecules can be detected with a large signal/noise ratio. Consequently, recent R&D has focused on development of nanotech sensors and arrays to develop the ultimate artificial nose technology (nanotechnology is the natural limit to size reduction).

The rapid and dramatic advances to the limit of miniaturization with a large and growing technical data base offer new opportunities for small companies to develop new sensors and sensor arrays.

QualSec intends to exploit such opportunities through unique application of existing technologies combined with proprietary chemistries to be incorporated into nanosize structures. Our approach allows for many different type sensors and redundancy. We believe that our approach will meet current and future needs for odor recognition. Our objectives are:

ž

A single, low-cost, universal instrument suitable for a variety of applications;

ž

An easily insertable disk that will be customized for each application and will program the instrument for the application,  analysis of data, and display of results (new and updated applications can be accommodated without changes to the instrument);

ž

Large sensor array (many different sensor types with redundancy can be accommodated on a small disk because of the nanoscale size of the sensors);

ž

Highly sensitive – low parts-per-billion measurement (an advantage of nanosensor characteristics)

ž

Reliable: few moving parts, off-the-shelf components;

ž

Able to discriminate target odors in the presence of interfering background odors (different sensor types, redundancy, spacio-temporal analysis of data);

ž

System resistant to:

o

Temperature & humidity variations (sensor design supplemented by programming);

o

Sensor drift prevention & compensation (advantage of nanosensor & advanced data analysis);

o

Sensor poisoning, e.g. a new, low-cost disk can be as easily and quickly inserted as a CD

ž

Real-time results in seconds (fast response time is an advantage of nanosensors)

ž

Handheld instrument (small size possible because of technical approach and nanoscale sensors);

ž

User friendly (disk will program for operation, analysis of date, and display of results – just point and press the start button).

Our competitors may decide in the future to copy QualSec’s approach, and since all of our competitors have more money and resources than QualSec, competing could be difficult.

QualSec intends to file for patent protection of the overall design and the technology which has been developed in building the prototype. Our basic technology was developed by management prior to incorporation of the company in October 2006, and contributed to QualSec by the founders.  No other person other than QualSec has any rights in the technology. Presently, QualSec’s technology is not protected by patent but certain aspects of the technology are being maintained as a trade secret.

Testing material is designed specifically for the target spectrum of volatile organic compounds (VOCs), which is sought to be tested. The specific testing nanosensors are deposited on a substrate similar to a music CD or video DVD. For example, the test materials for explosive organic compounds are very well known in the industry. These compounds will not require development by QualSec, but other testing materials, e.g., for avian flu, will need to be developed.  Note that the test disks will need to be manufactured separately. Test disks will be single application, but the device can be used to test for as many different applications as can be imagined, by utilizing the appropriate disk.

After the testing nanosensors interact with the atmosphere, the results are read by a laser beam similar to that used in a CD player. Proprietary software will compile the results from scanning the test disk, and output the results to an LCD (liquid crystal display such as used by a digital watch) screen and/or permanent memory. Development of a working model is not expected to present any novel engineering or design issues. QualSec will endeavor to produce a design which is durable, reliable, aesthetically pleasing and ergonomic for a low per unit cost.

The device will be designed for the spectrum of specific volatile organic compounds (VOCs) which are being measured. With respect to Homeland Security applications such as detection of explosives, these materials are already standardized and are in use. QualSec will design a software interface to report the test results to the user. We believe that the same device can be customized for various applications by using the disk to program the software in the device with different formulations for different applications.  This flexibility will permit the use of different nanosensor arrays (type & number) on the disk, as well as allow updates to programs developed for each application.

QualSec intends to work on completion but has not had any discussions with any manufacturer. The search for a suitable manufacturer will be made by reviewing trade publications, personal references, internet searches, and similar means.

An additional $3,000,000 in financing will be required by QualSec for manufacturing design, component sourcing, manufacturing of testing disks and regulatory compliance (e.g. documentation of FDA good manufacturing practices). A final amount of $1,500,000 is estimated to be required at 18 months following initial funding for marketing, quality control, and establishing a custom service system. QualSec does not have any agreements in place to provide the financing, although management believes that completion of a working model and perhaps some purchase orders will enable QualSec to obtain such financing.

Market

QualSec intends to sell its artificial olfactory device in several industries including medical and agricultural diagnostics, homeland security, the food and beverage industries, environmental monitoring, detection and monitoring of malodorants (chemicals which when aspired causes incapacitation), processing monitoring, Quality Assurance/Quality Control, and several other commercially important applications.

Two of the most attractive potential markets for QualSec’s artificial nose are medical diagnostics and homeland security. Hundreds of volatile organic compounds are exhaled in human breath. These have been studied by many investigators over several years using sophisticated laboratory instruments. Such studies have shown that several diseases might be rapidly diagnosed by screening for particular volatile organic compounds spectrums in breath. Since the use of these sophisticated laboratory instruments requires expensive instrumentation and skilled operators, a relatively inexpensive, easy-to-use, low-cost, and effective artificial nose could be exceptionally useful in screening patients for several diseases, and would have the important benefits of being non-invasive and providing immediate results. It would facilitate early detection of such diseases as lung cancer, especially among smokers. Of particular importance is the likelihood of screening for early-stage (latent period) viral diseases. An effective artificial nose could screen travelers, medical personnel, and others to help control and effectively treat a pandemic or victims of a terrorist attack. Various highly-infective and deadly viruses have been identified by homeland security as potential terrorist weapons of mass destruction. Determining an outbreak and extent of an epidemic is time critical. Early-stage treatment dramatically increases survival rates, while early identification of an outbreak would limit spread of the disease potentially saving thousands or even millions of lives. Detection of explosives and nerve gases for homeland security also presents opportunities for QualSec’s product. While this market is highly competitive, the potential low-cost and ability to discriminate target spectra within a complex volatile organic compounds background will be significant competitive advantages for QualSec.

Although medical diagnostics and homeland security are major potential markets, several other very large markets could be targeted by QualSec. A marketing study will be necessary to determine which markets and in what order those markets will be pursued. In agricultural uses, for example, the device could test for nutritional deficiencies or disease in livestock in a quick, cost-effective, and non-invasive manner by sampling breath. An effective artificial nose owes many of its potential applications to the lack of dependability of the human nose (subjectivity, health, fatigue, effect of previous exposure to odors, labor expense, time-of-day, etc.). In attempts to reduce variability in odor assessment, various artificial noses, benchtop and portable, have been evaluated for a variety of potential applications. Some of these applications have been successful and some unsuccessful.  Odor assessment by artificial nose has been investigated for beer; wine; distilled spirits; milk; soymilk; fruits; vegetables; olive oil & vegetable fats; cosmetics; packaging (off-odors); bacterial fermentation; interior & exterior automobile odors; exhaust monitoring; malodors from animal facilities, wastewater treatment plants, & composting facilities; illegal drug manufacture; detection of buried bodies; etc.  QualSec’s management believes that successful development of its nanotech based artificial nose will allow the Company to penetrate most of these markets.

QualSec plans to market its products worldwide through established distributors in each industry and market segment.

The food processing industry could utilize our device to check for spoilage and other quality control issues. We believe that law enforcement, Coast Guard and U.S. customs agencies can use our device very effectively for illegal drug detection and to quickly screen for drug use by suspects. Finally, business and environmental agencies can use the device to quickly detect the leakage of harmful substances into the environment.

Competition

QualSec’s management expects that competition in the artificial nose business will be based on price, ease-of-use, portability, available applications, and, in particular, technical advantages. As stated above, QualSec is targeting a price of about $1,000 for its artificial nose instrument. This target is based on management’s plans to use mostly off-the-shelf, inexpensive, proven components and to manufacture a single instrument for all applications. Competitor’s prices begin at about $5,000 to $20,000 for a portable instrument, while sophisticated benchtop instruments are considerably more expensive ranging into the hundreds of thousands of dollars. QualSec’s business strategy is to keep the cost of the instrument low, while selling its disks at market value, which is presently estimated to be about fifteen times direct cost. The minimum price is expected to be no less than three to five times direct cost.  While there are many variations in product features that are currently on the market, QualSec has set objectives for its instrument (see foregoing discussion) that are superior to the collection of features of any particular competitor.

As previously discussed, earlier technologies and their products are being made obsolete by technical advances. While some E-nose products may survive and prosper in niche markets, QualSec management believes that most of the potential applications in medical diagnostics, homeland security, and other large markets will eventually be served by products based on nanotechnology because of its many technical advantages and potential for lower cost.  Further, QualSec’s management believes that continued obsolescence based on size reduction is unlikely because nanotechnology is the practical lower limit for molecular detection.

Thus, our potential competitors include those companies that are developing or are likely to develop nanosensors.  At present, QualSec is aware of only three nanotechnologies that are useful for development of nanosensors for VOCs. These and companies known to be exploiting them are as follows:

ž

Carbon Nanotubes

o

Nanomix

ž

Carbon Nanowires

o

Nanosys

ž

Quantum Dots

o

Invitrogen (acquired Quantum Dot Corp.)

o

Evident Technologies

Nanomix is aggressively developing nanotube sensors for industrial and medical applications. A nanotube sensor system, however, has some significant problems that include:

1)

extreme sensitivity to the environment – chemical and biological species in the vicinity of the nanotubes are likely to alter the electronic signal;

2)

cost – each analyte requires a separate silicon chip transistor resulting in a practical limit to the size of the array;

3)

the nanotubes currently use existing, off-the-shelf coatings (metal oxides, polymers, etc.), which have known problems, e.g. sensitivity, selectivity, sensitivity to humidity and other gases, stability, robustness, reversibility, etc.

QualSec Management believes that Nanomix could be its major competitor. Nanomix is one of the leading companies in the nanotechnology field, appears to be well financed and has many products under development.

Nanosys is developing nanowire sensors. However, these sensors suffer the same problems as nanotube sensors, and Nanosys is known to be focused on developing other nanotechnologies for large market applications including flexible electronics, non-volatile memory(memory that survives the shut down of a computer or other device), fuel cells, solar cells and biological research materials. Nanosys has been involved in nanotechnology for several years, is a medium sized competitor which, to the knowledge of QualSec, is adequately funded and well respected, although QualSec does not have information on the products of Nanosys that will compete directly with QualSec.

Invitrogen and Evident Technologies are known to be developing quantum dot technologies. Quantum Dots are nanosize crystals that can emit many different colors when excited by ultraviolet light. QualSec management does not know if either company is actively developing sensors for VOCs. Evident Technologies is developing its EviFluors™ Technology, which uses antibodies modified to quantum dots. Using a single ultraviolet light excitation source, their quantum dots can be used to track a number of different proteins simultaneously in one sample. They have received a National Institute of Health grant to develop a quantitative assay to detect breast cancer.  Such pursuits do not predict commercial competition. Invitrogen is a public company traded on NASDAQ under the symbol IVGN and a market capitalization of over $3 billion. It appears to be well established and  well financed.  Evident Technologies is a medium sized private company and a leader in the quantum dot industry. QualSec has no knowledge of Evident’s financial condition, and to QualSec’s knowledge has no product under development similar to QualSec, although Evident probably could produce such a product.

With respect to the Homeland Security applications, our principal competition consists of GE Security and Smiths Detection, a unit of London-based Smiths Group PLC , which manufactures the large “puffer portals” found at airport security checkpoints to check passengers. These machines are large enough that they need to be stationary, cost about $160,000, and test for a limited range of compounds. A few portable and handheld E-nose instruments are commercially available in the price range of about $5,000 to $20,000. In addition to high cost, all have more than one of the problems previously discussed. We expect our device to be fully portable, cost less than $1,000 and test many times greater number of compounds. Smith’s Group PLC is very large and one of the dominant players in their field. To QualSec’s knowledge Smith’s Group PLC have unlimited funding available.

The TSA also employs Explosive Trace Detection Machines (“ETD”s) to check suspicious items at security checkpoints.  The following is quoted from a notice for a June 29, 2006 U.S. House Aviation Subcommittee hearing: “ETD machines are roughly the same size as a common laser printer and cost only a few thousand dollars.  ETD machines can detect minute traces of explosive residue, which may have been transferred to baggage surfaces through direct or indirect contact.  While the ETD machines themselves have extremely high detection rates and very low false-positive rates, the process for collecting trace samples is slow, very labor intensive, and highly susceptible to human error.  Currently, there are over 7,400 ETD machines deployed.” QualSec believes that its device will be less costly, costing less than $1,000,  and be much quicker and more reliable because our device can sample air from specific areas and does not need swiping of specific areas.

QualSec understands that a technology being developed by New York-based L-3 Communications Holdings Inc. would check for explosives by analyzing material on traveler's skin and clothing when they push a short swinging gate. L-3 Communications Holdings is listed on the New York Stock Exchange under the symbol LLL and is one of the world’s largest defense and aerospace contractors.

Osmetech’s SAW detection systems detects volatile chemicals emitted by bacteria and is being marketed to detect early stage pneumonia, urinary tract infections and bacterial infections.  We believe our device will be more accurate and less costly. Osmetech is listed on the London Stock Exchange under the symbol OMH and is a medium sized company with adequate access to financing. Osmetech does not have competing products but probably could develop such products.

Innovative Biosensors Inc. of Rockville, Maryland has reportedly licensed technology called “PANTHER” from MIT which is claimed to be capable of detecting airborne  pathogens within 3 minutes. The prodict, which is marketed under the name “Bioflash” claims to  detect 24 pathogens, including anthrax, plague, smallpox, tularemia and E. coli, using just a few dozen particles in a liter of air. The sensor uses modified human immune cells,  called B cells, to detect the pathogens. QualSec believes its technology is far better because it is capable of detecting the same and many more pathogens in a matter of seconds, and uses non-perishible sensing media. In contrast, Bioflash requires the human immune cells for its testing, which cells must be refrigerated near the testing area.

Most of QualSec’s potential competitors are larger, better financed, and many have established markets and market relationships. Most, however, have multiple product lines and do not focus their resources entirely on their artificial nose products. Further, only a few competitors offer handheld or portable instruments. Most of these employ older, obsolete technologies. QualSec’s management believes that a market opportunity exists for its proposed artificial nose product. QualSec’s management believes that its artificial nose product will compete on the basis of price, ease-of-use, portability, available applications, and, in particular, technical advantages.

Employees

We currently have only two employees, Dr. Kelton and Mr. Hand. We intend to hire one person in administration and two in research and development when we receive additional funding.  All of these employee estimates are assuming a full time basis. We have no firm plans on incentive or benefit plans but we have a stock option plan. We believe these employee levels will be sufficient for the next 12 months. In addition, some of our research and development has been outsourced to independent consultants.

Intellectual Property

Our technology is proprietary. We filed for patent protection on our technology in March 2008 and we believe our patent position is strong. The inventors of the patent are our officer and director and the research consultant, who will assign all rights to the patent application and other intellectual property rights to QualSec.  We will also rely on trade secrets and other confidential information developed in the future. Employees, contract researchers and suppliers will be required to sign confidentiality and work-for-hire agreements to safeguard our proprietary technology.

Governmental Regulation.

The Homeland Security product is not subject to any governmental regulation, but the marketing of the device for medical diagnostic use will require approval of the FDA. The FDA classifies medical devices as either Class I, Class II or Class III devices. Most Class I devices are exempt from the FDA approval process. Class II devices cannot be marketed unless in an exempt subclass or unless the manufacturer provides a 90 day notification process with the FDA (known as a 510(k) filing) and Class III need pre-market approval (PMA) before marketing. In any event, FDA regulations require medical devices to be safe, effective, and to be manufactured in accordance with certain quality standards, and requires that compliance with FDA standards be documented.   We believe that our device will be classified as a Class I or Class I device and will only need to comply with the 510(k) procedure. More information about the FDA’s requirements can be found at the FDA’s website at http://www.fda.gov/cdrh/ode/index.html.

Item 2.

DESCRIPTION OF PROPERTY

We are currently renting office space in North Logan Utah for $500 per month. We believe this space is sufficient for the foreseeable future.

Item 3.

LEGAL PROCEEDINGS

Not Applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES

Market Information and Sales of Unregistered Securities.

The Company's Common Stock has never traded. As of December 31, 2007 there were 36 record holders of Company common stock. The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.  There has been no trading of the common stock.

 Report of Offering of Securities and Use of Proceeds Therefrom.

Our Offering Statement on Form 1-A, file number 024-10160, was declared qualified by the Securities and Exchange Commission on June 13, 2007. The Offering Statement qualified the sale of up to 30 million shares of common stock, on a straight best efforts, no minimum basis, at a price of $.01 per share, or $300,000 if all the offering was sold. No underwriter was employed. No commissions or finder’s fees were paid. During the year ended December 31, 2007, we sold $114,500 of this offering (11,450,000 shares). The remainder of the offering was sold after December 31, 2007.

As disclosed in the Offering Circular, our President agreed to loan up to $300,000 to Qualsec in order to provide for our cash needs, such loaned amounts to be repaid from the offering. That officer loaned Qualsec $120,000 and $80,000 during the years ended December 31, 2007 and 2006, respectively. The amount of $185,500 (the amount raised in fiscal 2008) was repaid to him during the 1st quarter of fiscal 2008.  In the year ended December 31, 2007, the offering proceeds of $114,500 plus the proceeds of the officer loan were used to pay offering expenses of $1,099, research and development expenses of $140,000, officer salary and related payroll taxes totaling $77,232, and general and administrative expenses of $44,791. Of the above expenditures, all were made to non-affiliates except for the officer salaries.

Company repurchases of common stock during the year ended December 31, 2007.

There were no Company repurchases of common stock during the year ended December 31, 2007.

Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2007

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans      exercise of existing                       outstanding options,             (excluding Securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

-

 -                                       20,000,000

Plans approved by

Security holders

Equity compensation

-

 -

-

Plans not approved

By Security holders

Total

-

-

20,000,000

The Board of Directors and Majority Shareholders have adopted and approved a stock option plan (the “Plan”) dated the 16th day of October, 2006. The purpose of the Plan is to enable the Company to offer its officers, directors, employees and consultants and advisors performance-based incentives and other equity interests in the Company, thereby attracting, retaining, and rewarding such personnel. There is reserved for issuance under the Plan an aggregate of 20,000,000 shares of Common Stock, and no options have been granted. All of such shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plan may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options. In addition, awards of or rights to purchase shares of  Common Stock (“Stock Rights”) may be granted under the Plan.

Sales of Unregistered Securities during the year ended December 31, 2007.

All issuances have been disclosed in the Company’s prior periodic filings.

Securities and Exchange Commission Rule 15g

Our Company’s shares are covered by Rule 15g of the Securities and Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.”

Change of Control.

There have been no changes of control.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

In 2007, we raised net proceeds of $113,401 in a Regulation A Offering and obtained $120,000 from a loan provided by an officer and director with loan proceeds as of December 31, 2007 totaling $200,000.  The remaining portion of the offering was sold in January 2008 for proceeds of $185,500, which was used to repay the loan in part. The remaining $14,500 owed to the officer and director, plus accrued simple interest of $13,833 as of December 31, 2007 is payable  with interest at 8% convertible into common stock at 75% of the initial trading price of QualSec common stock. The common stock has not yet traded; therefore, we cannot predict at this time what the conversion rate will be or the number of shares issuable upon conversion of this note.

Our operations have been limited to development of our technology. We have no sales or contracts for sales and have performed only preliminary marketing. Homeland Security sales will be dependent on the government procurement cycle, which in general involves a one-year lead time from awarding contracts until sales can be made. Other sensing applications will not have these time constraints. We believe that 18 months after receipt of the initial funding of $300,000, and receipt of the additional $4.5 million in financing commencing 6 months thereafter, will be required to reach sales and a break even point. If we encounter a long delay in obtaining governmental contracts for our device this date will be accordingly pushed back. We cannot expect to facilitate firm contracts without a prototype.

We could encounter delays in obtaining FDA clearance for our device if we cannot prepare the required documentation for filing of the 510(k).

Any delay will require that we raise additional equity funding in order to continue operations. We do not have any agreements or understandings for any such additional financing.

Information included in this annual report  includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this registration statement constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

Since we have not yet generated any revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

Our future operating results are subject to many facilities, including:

o     our success in developing our technology;

o     our ability to obtain customers for our sensing device;

o     the effects of competition;

o     our ability to obtain additional financing; and

o     other risks which we identify in future filings with the SEC.

Any or all of our forward looking statements in this annual report and in any other public statement we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

Item 7.

      FINANCIAL STATEMENTS

                Our financial statements are appended to the end of this report.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                Not applicable.

Item 8A(T).

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 8B.

OTHER INFORMATION

               Not applicable

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  Information as to the directors and executive officers of the Company is as follows.

Beginning in September, 2006, Mr. Joel Hand, age 48, has devoted his efforts full time to the development of QualSec. He is also a director since inception of QualSec in October 2006.  Prior to that, and since 1990, Mr. Hand has been a practicing attorney in La Jolla, California and Chapel Hill, North Carolina, advising development stage companies in financing, intellectual property and corporate governance.  Mr. Hand received a JD from Loyola University School of Law in 1988 and a BA from Occidental College in 1985.

Dr. Arden A. Kelton, age 69,  has been Director of Research, Chief Operating Officer and Director since inception of QualSec in October 2006. From 2003 to September 2006 he was retired and was developing the QualSec technology.

From 2002 to 2003, he was CEO and Director of Osprey Data Systems Corporation, San Clemente, California.  He developed an “electronic-nose” company with newly developed and demonstrated technology and ready-to-manufacture products with applications in homeland security, healthcare, petrochemical, food processing, law enforcement, agricultural and other industries.  From 2001 to 2002, he was CEO and Director of NeoPax, Inc, based in North Logan, Utah.   This Biotech company developed molecular technology for capturing pathogenic bacteria and toxins for commercial, military and industrial applications.  From 1998 to 2001 He was interim President and was CEO, and Director of Apomyx, Inc.  Based in North Logan, Utah, Apomyx developed new technology for inducing apomixes in commercial crops.

From 1995 to 1997, Dr. Kelton served as President of DNA Technologies Inc. (DNA inks used for anti-counterfeiting). From 1993 to 1995, he served as President of Nucleic Assays Corp., (DNA/RNA assays for detection of infectious and genetic diseases). In 1992 and 1993, Dr. Kelton served as President and arranged the sale of Synorex Incorporated (transdermal drug delivery), which had ceased business operations prior to Dr. Kelton's association. From 1988 to 1991, he served as president of Lamplighter Industries Inc. (manufactured and sold electroluminescent lighting products). In 1982, Dr. Kelton founded Environmental Diagnostics Inc. (renamed Editek Inc.) (immunoassay diagnostic screening tests for agricultural and environmental contaminants), and he served as its President until 1987. In 1985, Environmental Diagnostics formed Disease Detection International Inc. (immunoassay tests for detection of infectious diseases in humans and animals) where Dr. Kelton served as President from 1985 to 1987. In 1979, Dr. Kelton founded Immutron Inc. (automated immunoassay diagnostic system) since renamed Spectrum Laboratories Inc., and served as its President until 1982. Prior to 1979, Dr. Kelton was employed as a principal staff engineer and scientist by McDonnell-Douglas Astronautics involved primarily in the management and financing of biotechnology and basic research projects. Dr. Kelton is a co-inventor on five patents.

Dr. Kelton received his Ph.D. degree in Medical Physics from UCLA in 1969, M.S. in Radiological Science from UCLA in 1966, and B.S. in Physics and Mathematics from the University of Wisconsin at Eau Claire in 1959.

Code of Ethics

We have not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time. We intend to adopt a code of ethics before December 31, 2008.

Audit Committee Financial Expert

QualSec does not have an audit committee.  QualSec does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members.  We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of QualSec's executive officers and directors during each of the two years since inception.  Only one month’s compensation was paid or accrued in 2006, as QualSec was incorporated in October 2006.   The remuneration described in the table does not include the cost of benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of our business. Such amounts are less than $10,000 per year per employee.

 2006

          2006

  2007

                   2007

Name and Office

Salary

Deferred Salary

Salary             Deferred Salary

Joel Hand,  President

  And Chief Financial Officer

--

$

12,500

--

$

150,000

Dr. Arden A. Kelton

$6,000

$

6,500

$

72,000

$

78,000

Option/SAR Grants in Year ended December 31, 2007 to Named Executive Officers

Number of

% of Total

Securities

Options/SARs

Underlying

Granted to

Options/SARs

Employees in

Exercise or Base

Expiration

Name

Granted (#)

Fiscal Year

Price ($/Sh)

Date

Arden Kelton, PhD.

0

0

--

--

Joel Hand

0

0

--

--

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

Number of

Securities

Value of

Underlying

Unexercised

Unexercised

In-the-Money

Options/SARs at

Options/SARs at

Fiscal Year End

Fiscal Year End

Shares Acquired

Exercisable/

Exercisable/

Name

on Exercise (#)

Value Realized ($)

Unexercisable

Unexercisable

Arden Kelton PhD.       -

--

--

--

Joel Hand

   -

          --

--

--

      QualSec has no long term incentive plans other than the plan described below.

Dr. Kelton and Mr. Hand each have an employment agreement dated effective November 27, 2006.   The substantive terms of the agreements are almost identical. The term of the agreements is three years with automatic renewals for additional one year terms. Compensation is $12,500 per month, with $6,500 of Dr. Kelton’s salary and all of Mr. Hand’s salary to be deferred until such time as QualSec obtains additional funding. In the year ended December 31, 2006, Dr. Kelton received $6,000 and Mr. Hand received $0. If mutually agreed QualSec can pay employment compensation in QualSec common stock, at a value to be agreed upon. The employment agreement may be terminated by QualSec for Cause, as defined. If terminated other than for Cause, the employee is entitled to receive the greater of (i) fifty percent of the total aggregate remaining unpaid portion of his then current salary and benefits as specified under the agreement due for its remaining term, or (ii) employee’s then current salary for a period equal to twelve months, plus pay any earned bonus and continue to pay the employee’s benefits for twelve months. QualSec may terminate the employment agreements after November 2008 if a manufacturing prototype has not been produced and manufacturing agreements have not been secured by that time. The employee will be entitled to reimbursement of employment related expenses and any relocation expenses. Although QualSec agreed to provide to each of its officers an auto allowance of approximately $800 per month; Joel Hand discontinued receipt of the auto allowance during 2007.

QualSec, by resolution of its Board of Directors and stockholders, adopted a 2006 Stock Option Plan (the "Plan") on October 18, 2006.   The Plan enables the Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees or employees of companies with which we do business become participants in the Plan upon receiving grants in the form of stock.  A total of 20,000,000 shares are authorized for issuance under the Plan, of which no shares are issued.  The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval.  However, no amendment may change the existing rights of any option holder.

Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan.  However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award.

Stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of grant); non-qualified stock options may not be granted at a price less than 85% of fair market value of the stock as of the date of grant

Stock options may be exercised during a period of time fixed by the Committee except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later.  In the discretion of the Committee, payment of the purchase price for the shares of stock acquired through the exercise of a stock option may be made in cash, shares of Common Stock or by delivery or recourse promissory notes or a combination of notes, cash and shares of the Company's common stock or a combination thereof.  Incentive stock options may only be issued to directors, officers and employees.

Directors currently receive no compensation for their duties as directors.

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this report by (i) each person known by QualSec to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of QualSec's directors and executive officers, and (iii) all officers and directors as a group.  Unless otherwise noted below, QualSec believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised. The percentages are based on 170,000,000 shares of Common Stock being outstanding as of March 30, 2008.

Percentage

Name of

Number of

of Outstanding

Stockholder

Shares Owned

Common Stock

Arden A. Kelton, PhD.

      70,000,000

41.2%

Joel Hand(1)

      70,000,000

41.2%

All officers and

directors as a group

(2 persons)

          140,000,000

        92.4%

(1)

Does not include shares issuable upon conversion of a promissory note in the amount of $14,500 plus accrued interest on this amount and prior amounts outstanding, totaling $13,833 as of December 31, 2007. The conversion rate is 75% of QualSec’s initial trading price, and since the common stock has not yet traded the number of shares issuable upon conversion cannot be ascertained at this time.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           In connection with organizing the Company, Dr. Kelton and Mr. Hand contributed technology valued at $1 to purchase a total of 140,000,000 shares of Common Stock.  Under Rule 405 promulgated under the Securities Act of 1933, Mr. Hand and Dr. Kelton may be deemed to be promoters of the Company.  No other persons are known to management which would be deemed to be promoters.

Joel Hand, an officer and shareholder, advanced $3,000 to the Company in November 2006 which was repaid in the same month. The same officer and shareholder loaned $80,000 to the Company on an interest free basis in November 2006, and advanced an additional $120,000 during the year ended December 31, 2007. The loan is represented by a promissory note which is due upon completion of a proposed offering of common stock. Mr. Hand was repaid all but $14,500 of this loan in January 2008. He is entitled to receive interest of 8% per annum on the note commencing on July 1, 2007,  and, to the extent such note is unpaid, it shall be convertible into common stock at 75% of the initial trading price of Company common stock. Interest of $8,000 was accrued and unpaid on the note as of December 31, 2007.

PART IV

Item 13.

EXHIBITS

Exhibit Number

Exhibit

3

Charter and by-laws

3.1

Articles of Incorporation. (1)(3)

3.2

Bylaws (1) (3)

10

Material contracts

10.1.

2006 Stock Option Plan (1).(3)

10.2.

Employment Agreement between the small business issuer and Arden A. Kelton, PhD. (2) (3)

10.3

Employment Agreement between the issuer and Joel Hand(2)(3)

10.4

Funding letter from Joel Hand. (2) (3)

21.

Subsidiaries of the small business issuer-None.

31

Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange  Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. Filed herewith.

32

Certification of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Filed herewith.

(1) Incorporated by reference to the Exhibit filed with the registrant's offering statement on Form 1-A, file number 024-10160 (the "Form 1-A") and also with Amendment no. 2. to the Form 1-A.

(2) Incorporated by reference to the Exhibit filed with Amendment nos. 1 and 2 of the Form 1-A.

(3) Incorporated by reference to the registrant's registration statement on Form 10-SB, file number 0-52907.

All other Exhibits called for by Rule 601 of Regulation S-B are not applicable to this filing.

(b) Financial Statement Schedules

All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

Item 14. Principal Accountant

Fees and Services.

Audit Fees

Our principal accountants, De Joya Griffith & Company, LLC billed us $8,000 and $0, respectively,  for audit and review  fees during  the fiscal years ended December 31, 2007 and 2006.

Less than 50% of the hours expended by our auditors on the audit for the year ended December 31, 2007 were performed by persons other than the above accounting firm’s  full time employees.

Audit –related Fees

None.

Tax Fees

None

All other fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of the above auditors was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange  Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2008.

By:     /s/ Joel Hand

President and Chief Financial Officer

Joel Hand

(principal executive and financial officer) and Director

By:     /s/ Dr. Arden A. Kelton

Director of Research, Chief Operating

Dr.Arden A. Kelton

Officer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

QualSec

North Logan, Utah

We have audited the accompanying balance sheets of QualSec (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (October 18, 2006) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QualSec as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended and from inception (October 18, 2006) through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, NV

March 18, 2008

QUALSEC

[A Development Stage Company]

BALANCE SHEETS

As of

As of

December 31,

December 31,

2007

2006

         (Audited)

                    (Audited)

ASSETS

Current Assets:

Cash

$

34,724

$           65,484

Total current assets

34,724

             65,484

Property and equipment, net

2,942

               2,144

Other assets

Technology rights

                               1                             1

Total assets

$       37,667        $           68,129

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued liabilities

$

                    18,612        $                505

Deferred compensation payable-related party

                    247,001                     19,948

Note payable – related party

 -                      80,000

Convertible note payable - related party

                    200,000                               -

Accrued interest - related party

13,833                               -

Total current liabilities

479,446                  100,453

Total liabilities

479,466                   100,453

STOCKHOLDERS' DEFICIT:

Preferred stock, no par value, unlimited

number of shares authorized,

no shares issued and

outstanding

--                               --

Common stock, no par value, unlimited

number of shares authorized,

151,450,000 shares issued and

outstanding

113,402                               1

Deficit accumulated during the

development stage

(555,181)                  (32,325)

Total stockholders' deficit

(441,779)                  (32,324)

Total liabilities and stockholders’ deficit

  $

37,667          $        68,129

The accompanying notes are an integral part of this financial statement.

QUALSEC

 [A Development Stage Company]

STATEMENTS OF OPERATIONS

For the

From Inception

From  nception

    Year Ended

(Oct.18, 2006)

    (Oct.18, 2006)

December 31,

Through

         Through

2007

   Dec. 31, 2006

     Dec. 31, 2007

                              (Audited)            (Audited)                    (Audited)

REVENUE

$

--

$

--

$

--

EXPENSE

General and administrative

44,791

5,885

50,676

Payroll expense

324,232

26,440

350,672

Research and development

140,000

--

140,000

Total operating expenses

509,023

32,325

541,348

NET OPERATING LOSS

(509,023)

(32,325)

(541,348)

OTHER EXPENSE

Interest expense – related party

(13,833)

--

(13,833)

NET LOSS

$

(522,856)

$

(32,325)

$

(555,181)

BASIC LOSS PER COMMON SHARE

$

(.00)

$

(.00)

Basic weighted average number of

  shares outstanding

145,920,137

140,000,000

The accompanying notes are an integral part of this financial statement.

QUALSEC

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' DEFICIT

FROM INCEPTION (OCTOBER 18, 2006) THROUGH DECEMBER 31, 2007

(AUDITED)

Deficit

Accumulated

Preferred Stock

Common Stock

During the

Development

Shares

Amount

Shares

Amount

Stage

Total

BALANCE,

October 18, 2006

-

$

-

-

$

-

$

-

$

-

Common stock issued for

  Technology rights

  of $1 or

  $.000000007 per share,

  October 18, 2006

-

-

140,000,000

1

-

1

Net loss

-

-

-

-

(32,325)

(32,325)

BALANCE,

December 31, 2006

-

-

140,000,000

$

1

(32,325)

(32,324)

Issuance of stock for cash

-

-

11,450,000

113,401

-

113,401

Net loss

-

-

-

-

(522,856)

(522,856)

BALANCE,

December 31, 2007

-

$

-

151,450,000

$

113,402

$

(555,181)

$

(441,779)

The accompanying notes are an integral part of this financial statement.

QUALSEC

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

For the

From Inception

From Inception

Year Ended

(Oct. 18, 2006)

    (Oct. 18,2006)

December 31,

Through

          Through

2007

Dec. 31, 2006

Dec.31,2007

      (Audited)

       (Audited)

        (Audited)

Cash Flows from Operating Activities:

Net loss

$

(522,856)

$

(32,325)

$

(555,181)

Adjustments to reconcile net loss

  to net cash used by operating activities:

Depreciation

744

51

795

Changes in operating assets and liabilities

(Increase) decrease in prepaid expenses

500

(500)

--

Increase (decrease) in accounts payable

18,107

505

18,612

Increase in accrued interest - related party

13,833

--

13,833

Increase in deferred compensation

   payable-related party

227,053

19,948

247,001

Net cash used by operating activities

(262,619)

(12,321)

(274,940)

Cash Flows from Investing Activities:

Purchase of equipment

(1,542)

(2,195)

(3,737)

Net cash used by investing activities

(1,542)

(2,195)

(3,737)

Cash Flows from Financing Activities

Issuance of stock for cash

113,401

--

113,401

Proceeds from loan - related party

                                                          --

3,000

          3,000

Repayment of loan - related party

                                                          --

 (3,000)                     (3,000)

Proceeds from note payable - related party

120,000

80,000

200,000

Net cash provided by financing activities

233,401

80,000

313,402

Net increase in cash

30,760

65,484

34,724

Cash, at beginning of period

65,484

--

--

Cash, at end of period

$

34,724

$

65,484

$

34,724

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

$

-

  Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of stock for technology right

$

--

$

1

$

1

Offering costs

$

1,099

$

--

$

1,099

The accompanying notes are an integral part of this financial statement.

QUALSEC

[A Development Stage Company]

NOTES TO  FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – QualSec (the “Company”) was organized under the laws of the State of Wyoming on October 18, 2006. The Company is developing an electronic olfactory device.  The Company has not yet generated any revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Fiscal Year - The Company’s fiscal year-end is December 31.

Reclassification - Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation. Specifically, we have presented payroll expenses separate from general and administrative expenses.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company has not yet incurred any advertising costs.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 2].  The Company accounts for its plan under the recognition and measurement principles of SFAS 123(R), “Share Based Payment” and related Interpretations.  The Company has not issued any stock options or warrants.

Offering Costs – Costs of issuing stock are deducted from the proceeds of the issue. These are costs of the Company’s Regulation A Offering. For the year ended December 31, 2007, $1,099 in costs associated with the Company’s Regulation A Offering were deducted from the gross proceeds of $114,500.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 4].

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 7].

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimated.

QUALSEC

[A Development Stage Company]

NOTES TO  FINANCIAL STATEMENTS

(AUDITED)

Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, receivables, accounts payable, accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Accrued Vacation Liabilities – Each of the two employees are entitled to three weeks paid vacation per year.  The amount of accrued vacation is accrued as a liability pursuant to FAS No. 43, Accounting for Compensated Absences. As of December 31, 2007, the Company has accrued $18,562. No accrued vacation was recorded at December 31, 2006.

Recently Enacted Accounting Standards – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparison between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

 QUALSEC

[A Development Stage Company]

NOTES TO  FINANCIAL STATEMENTS

(AUDITED)

Recently Enacted Accounting Standards – In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. We are currently evaluating the impact that FAS 161 will have on our financial statements.

NOTE 2  - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock and preferred stock.  In October 2006, in connection with its organization, the Company issued 140,000,000 shares of common stock to two individuals who are officers/shareholders of the Company.  The shares were issued for technology rights valued at $1.  In July and September 2007 the Company sold 11,450,000 in its Regulation A placement at a price of $.01 per share.  Gross proceeds were $114,500 which was reduced by offering costs totaling $1,099 (See Note 1 – “Summary of Significant Accounting Policies – Offering Costs” for additional information).

Stock Option Plan - In October 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan (“the Plan”).  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 20,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company.  At December 31, 2007, no awards had been made and total awards available to be granted from the Plan amounted to 20,000,000 shares.

QUALSEC

[A Development Stage Company]

NOTES TO  FINANCIAL STATEMENTS

(AUDITED)

NOTE 3  - EQUIPMENT

Furniture and equipment consists of the following at December 31, 2007 and 2006:

            2007

     2006

Equipment

  $       2,195

              $    2,195

Furniture

           1,542

            -

Less accumulated depreciation                  (795)

        (51)

   $       2,942

              $     2,144

Furniture and equipment are depreciated on a straight line basis over their estimated useful life, which is 3 years for all equipment and 5 years for the furniture acquired to date.

Depreciation expense for the years ended December 31, 2007 and 2006 was $744 and $51,    respectively.

NOTE 4 - INCOME TAXES

As of December 31, 2007 and 2006, the Company had a net operating loss carryforward of approximately $555,200 and $32,300, respectively. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2027. Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

2007

2006

Deferred Tax Assets:

  Net operating loss carryforward

$

187,402

$

10,991

  Deferred salary

83,980

-

  Depreciation

253

17

271,635

11,008

Less:  Valuation allowance

271,635

11,008

Net Deferred Tax Assets:

$

-

$

-

The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $271,635 and $11,008, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in

                                        QUALSEC

[A Development Stage Company]

NOTES TO  FINANCIAL STATEMENTS

(AUDITED)

NOTE 4 - INCOME TAXES – (continued)

making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2007 and 2006 and, accordingly, recorded the full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December          31:

               2007

               2006

Effective Tax Rate Reconciliation:

  Federal statutory tax rate

34.0%

34.0%

  Change in valuation allowance

      (34.0%)

      (34.0%)

  Effective tax rate:

0.0%

0.0%

The Financial Accounting Standards Board has published FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the  statement of operations. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company has completed its evaluation of the effects of FIN 48 and has concluded that the adoption of FIN 48 did not impact the financial statements for the period ended December 31, 2007.

NOTE 5 – RELATED PARTY TRANSACTIONS

An officer and shareholder of the Company advanced $3,000 to the Company in November 2006 which was repaid in the same month. The same officer and shareholder loaned $80,000 to the Company on an interest free basis in November 2006, and advanced an additional $120,000 during the year ended December 31, 2007. The loan is represented by a promissory note which is due upon completion of a proposed offering of common stock, which closed in January 2008. The officer/shareholder is entitled to receive interest of 8% per annum on the note commencing on July 1, 2007,  and, to the extent such note is unpaid, it shall be

                                         QUALSEC

[A Development Stage Company]

NOTES TO  FINANCIAL STATEMENTS

(AUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS – (continued)

convertible into common stock at 75% of the initial trading price of Company common stock.

Although the loan is non-interest bearing, the Company has elected to accrue interest at 8%, determined by the percentage that is required to start July 1, 2007, per the funding letter in the prior 10-KSB. Accrued interest on this loan is $13,833 as of December 31, 2007. No interest was accrued as of December 31, 2006.

Pursuant to three-year employment contracts dated November 27, 2006, the officers are both entitled to compensation of $150,000 per annum; however, the compensation payable to Mr. Hand is deferred until such time as the Company has obtained funding in excess of $300,000, and Dr. Kelton is deferring $78,000 of such annual compensation on the same basis. As of December 31, 2007 and 2006, the total deferred compensation was $247,001 and $19,984. (See Note 7 – “Subsequent Event” for additional information.)

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

The Company has experienced losses from operations. For the years ended December 31, 2007 and 2006, the Company incurred net losses of $522,856 and $32,325, respectively.  Additionally, the Company has an aggregate accumulated deficit for the year ended December 31, 2007 of $555,181.

NOTE 7 - NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Shares (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. From Inception (October 18, 2006) through December 31, 2007, the Company had no potentially dilutive securities.

                                        QUALSEC

[A Development Stage Company]

NOTES TO  FINANCIAL STATEMENTS

(AUDITED)

NOTE 8 – LITIGATION

As of December 31, 2007, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

NOTE 9 – SUBSEQUENT EVENT

In January 2008, the Company sold the remaining 18,550,000 shares offered in its Regulation A Placement for net proceeds of $185,500, and repaid $185,500 of the $200,000 promissory note owed to an officer and director.

16