Form 10-Q
period 2008-03-31
QUALSEC
filed 2008-05-15
CIK 1382056

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2008

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

            Commission File Number 0-52907

                                                                    QUALSEC

(Exact Name of registrant as specified in its charter)

            Wyoming                                                                                                            20-5776355

(State or other Jurisdiction of                                                                          I.R.S. Employer Identi-

Incorporation or Organization                                                                                  fication No.)

                                     1770 N. Research Pkwy.Suite 181, North Logan, Utah  84341

                                    (Address of Principal Executive Offices)(Zip Code)

                                                                (435) 713-0566

                                   (Registrant’s Telephone Number, including Area Code)

            Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                                             Yes     X    No         .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes         No  __X____

            Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value                                                                                         170,000,000

Title of Class                                                                                        Number of Shares outstanding

                                                                                                                                at May 14, 2008

QUALSEC

(A Development Stage Company)

Condensed Balance Sheets

                                                                       ASSETS

                                                                                                                                Unaudited          Audited

                                                                                                                                  As of                As of

                                                                                                                               March 31,     December 31,

                                                                                                                                  2008                2007

Current Assets

Cash and cash equivalents                                                                  $       28,004      $      34,724

Prepaid rent                                                                                                     300                      --

    Total   Total current assets                                                                                     28,304              34,724

Proper    Property and equipment, net                                                                          2,682                2,942

Other a  Other assets

              Technology rights                                                                                                  1                        1

    Total Total assets                                                                                            $     30,987         $    37,667

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Current liabilities

Accounts payable and accrued liabilities                                            $       51,252      $      18,612

Deferred compensation payable – related party                                        308,001            247,001

Convertible note payable – related party                                                    45,500           200,000

Accrued interest – related party                                                                 14,664             13,833

    Total current liabilities                                                                          419,417           479,446

    Total liabilities                                                                                     419,417           479,446

Stockh   Shareholders’ deficit

Prefer     Preferred stock, no par value; unlimited number of

  shares  shares authorized; no shares issued and outstanding                                           --                     --

Commo  Common stock, no par value; unlimited number of

  shares  shares authorized; 170,000,000 and 151,450,000

  shares   issued and outstanding                                                                            298,902           113,402

Defic    Deficit accumulated during the development stage                                     (687,332)        (555,181)

    Total  Total stockholders’ deficit                                                                      (388,430)        (441,779)

Total lia  Total liabilites and stockholders’ deficit                                             $       30,987    $      37,667

The accompanying notes are an integral part of the financial statements.

QUALSEC

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                                              FROM INCEPTION

                                                                     FOR THE THREE       FOR THE THREE          (OCTOBER 18,

                                                                     MONTHS ENDED     MONTHS ENDED        2006) THROUGH

                                                                     MARCH 31,               MARCH 31,                   MARCH 31

                                                                      2008                            2007                              2008

REVENUES                            $                           --     $                           --     $                            --

EXPENSES

  General and administrative                           12,100                          10,745                           62,776

  Payroll expense                                         106,720                         80,427                         457,392

  Research and development                          12,500                          45,000                         152,500

      Total operating expenses                       131,320                       136,172                         672,668

NET OPERATING LOSS                       (131,320)                     (132,172)                      (672,668)

OTHER INCOME (EXPENSE)

Interest expense – related party                        (831)                         (1,864)                         (14,664)

      Total other income (expense)                     (831)                         (1,864)                        (14,664)

NET LOSS                              $              (132,151)     $              (138,036)     $                (687,332)

LOSS PER COMMON

SHARE - BASIC                     $                      (.00)     $                      (.00)

Basic weighted average

shares outstanding                                 168,143,956                 140,000,000

                       The accompanying notes are an integral part of these financial statements.

QUALSEC

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                                                                      FOR THE THREE           FOR THE THREE     FROM INCEPTION

                                                                                                                                                     MONTHS ENDED           MONTHS ENDED     (October 18, 2006)

                                                                                                                                                            March 31,                      March 31,                  through

                                                                                                                                                               2008                               2007                  March 31, 2008

Cash Flows  From Operating Activities:

                   Net loss                                                                                                                     $    (132,151)                          (138,036)                $      (687,332)

                   Adjustments to reconcile net loss to net cash

                   used by operating activities:

                   Depreciation                                                                                                                           260                                    183                              1,055

                   Changes in assets and liabilities:

                Increase (decrease) in accounts payable                                                                           32,640                                  5,276                             51,251

(Increase) decrease in prepaid expenses                                                                               (300)                                  (500)                               (300)

Increase in deferred offering costs                                                                                           --                                     177                                     --

Increase in accrued interest – related party                                                                           831                                 1,864                              14,664

Increase in deferred compensation payable –

                    related party                                                                                                                   61,000                                56,053                            308,001

                   Net cash provided (used) by operating activities                                                              (37,720)                             (74,983)                         (312,661)

                   Cash from investing activities:

                  Purchase of equipment                                                                                                              --                                         --                              (3,737)

                   Net cash used by investing activities                                                                                        --                                         --                              (3,737)

 (3,737)

Cash Flows Cash from Financing Activities:

                   Issuance of Stock for cash                                                                                             185,500                                         --                            298,902

                   Proceeds from loan – related party                                                                                         --                                          --                                3,000

                   Paymt on loan – related party                                                                                                --                                          --                               (3,000)

                   Proceeds from note payable – related party                                                                     30,000                                 35,000                            230,000

                   Payments on note payable – related party                                                                  (184,500)                                         --                           (184,500)

                   Net cash provided by financing activities                                                                       31,000                                  35,000                             344,402

              Increase (decrease) in cash                                                                                             (6,720)                                 (39,983)                             28,004

              Cash, at beginning of period                                                                                          34,724                                    65,484                                      --

              Cash, at end of period                                                                          $                       28,004            $                       25,501      $                     28,004

                  Supplemental Disclosure of Cash Flow Information:

              Cash paid during the period for:

                   Interest                                                                                                                     $        --                                      $      --                   $                --

                   Income taxes                                                                                                            $        --                                      $       --                   $                --

              Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of stock for technology right                                              $                               --              $                               --       $                              1

Offering costs                                                                                   $                               --              $                               --       $                       1,099

The accompanying notes are an integral part of these financial statements.

QUALSEC

(A Development Stage Company)

                  NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2007

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  The results of operations for the periods ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

Fiscal Year - The Company’s fiscal year-end is December 31.

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

Offering Costs – Costs of issuing stock are deducted from the proceeds of the issue. These are costs of the Company’s Regulation A Offering. For the year ended December 31, 2007, $1,086 in costs associated with the Company’s Regulation A Offering were deducted from the proceeds.  There were no additional offering costs for the amounts raised as of March 31, 2008.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 4].

Loss Per Share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Shares (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from October 18, 2006 (Date of inception) through March  31, 2008, the Company had no potentially dilutive securities.

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

Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March  31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, receivables, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Accrued Vacation Liabilities – Each of the two employees are entitled to three week’s paid vacation per year.  The amount of accrued vacation is accrued as a liability pursuant to FAS No. 43,.Accounting for Compensated Absences. As of March 31, 2008 and December 31, 2007, the amount of accrued vacation was $23,203 and $18,562, respectively.

Recently Enacted Accounting Standards – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2008 fiscal year. We do not expect the adoption of  FAS 157 to have a significant impact on our financial statements.

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

NOTE 2  - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock and preferred stock.  In October 2006, in connection with its organization, the Company issued 140,000,000 shares of common stock to two individuals who are officers/shareholders of the Company.  The shares were issued for technology rights valued at $1.  In July and September 2007, the Company sold 11,450,000 shares in its Regulation A placement at a price of $.01 per share.  Net proceeds were $113,401.  In January 2008, the Company sold the remaining 18,550,000 shares requested in the offering for proceeds of $185,500.

Stock Option Plan - In October 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan (“the Plan”).  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 20,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company.  At March 31, 2008, no awards had been made and total awards available to be granted from the Plan amounted to 20,000,000 shares.

NOTE 3  - EQUIPMENT

Furniture and equipment consists of the following at March 31, 2008:

Equipment                                         $        2,195

Furniture                                                     1,542

Less accumulated depreciation                   (1,055)

                                                          $       2,682

Furniture and equipment are depreciated on a straight line basis over their estimated useful life, which is 3 years for all equipment and 5 years for the furniture acquired to date.

Depreciation expense for the three months ended March 31, 2008 and 2007 was $260 and $183, respectively.

NOTE 4 - INCOME TAXES

The Company has available at March 31, 2008 an unused operating loss carryforward of approximately $687,300 which may be applied against future taxable income and which expires in 2027.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

An officer and shareholder of the Company advanced $3,000 to the Company in November 2006 which was repaid in the same month. The same officer and shareholder loaned $80,000 to the Company on an interest free basis in November 2006, and advanced an additional $120,000 during the year ended December 31, 2007 (including $35,000 in the three months ended March 31, 2007). The loan is represented by a promissory note which is due upon completion of the offering of common stock, which closed in January 2008.  The Company repaid $184,500 of the Note in January 2008, leaving a balance of $15,500 as of March 31, 2008.  The officer/shareholder is entitled to receive interest of 8% per annum on the note commencing on July 1, 2007,  and, to the extent such note is unpaid, it shall be convertible into common stock at 75% of the initial trading price of Company common stock. Interest of $14,563 was accrued and unpaid on the note as of March 31, 2008.

Pursuant to three-year employment contracts dated November 27, 2006, the officers are both entitled to compensation of $150,000 per annum; however, the compensation payable to Mr. Hand is deferred until such time as the Company has cash available for paying such compensation, and Dr. Kelton is deferring $78,000 ($6,500 per month) of such annual compensation on the same basis.  In March 2008, Dr. Kelton agreed to defer an additional $4,000 per month in salary. As of March 31, 2008, the total deferred compensation was $331,410, including  $23,409 for accrued payroll taxes related to the deferred compensation.

We borrowed $30,000 from an investment fund on March 12, 2008 under a promissory note due December 31, 2008 and bearing 8% interest. The note is convertible into common stock at $.01 per share. The fund is controlled by the brother of an officer/director. as of March 31, 2008, $120 in interest has been accrued.

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

The Company has experienced losses from operations. For the three months ended March 31, 2008 and 2007, the Company incurred net losses of $132,151 and $138,036, respectively.  Additionally, the Company has an aggregate accumulated deficit from Inception (October 18, 2006) through March 31, 2008 of $687,332.

NOTE 7 – LITIGATION

As of March 31, 2008, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

Item 2                    PLAN OF OPERATIONS

                In 2007, we raised $113,401 in a Regulation A Offering and obtained $120,000 from a loan provided by an officer and director with loan proceeds as of December 31, 2007 totaling $200,000.  The remaining portion of the offering was sold in January 2008 for proceeds of $185,500, which was used to repay the loan in part. The remaining $15,500 owed to the officer and director, plus accrued simple interest $14,563 as of March 31, 2008 is payable accruing interest at 8% convertible into common stock at 75% of the initial trading price of QualSec common stock. Because the common stock has not yet traded, we cannot predict at this time what the conversion rate will be or the number of shares issuable upon conversion of this note.  We received a loan of $30,000 in March 2008 from an investment fund.  The loan matures December 31, 2008 and bears interest at 8%, and is convertible into common stock at $.30 per share. As of March 31, 2008 the note has accrued interest of $120.

                Our operations have been limited to development of our technology. We have no sales or contracts for sales and have performed only preliminary marketing. Homeland Security sales will be dependent on the government procurement cycle, which in general involves a one-year lead time from awarding contracts until sales can be made. Other sensing applications will not have these time constraints. We believe that  receipt of the additional $4.5 million in financing by June 2009, will be required to reach sales and a break even point. If we encounter a long delay in obtaining governmental contracts for our device, this date will be accordingly pushed back. We cannot expect to facilitate firm contracts without a prototype.

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

                Since we have not yet generated any revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements as of December 31, 2007 filed within our 10-KSB filed on March 31, 2008, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

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

                Any or all of our forward looking statements in this quarterly report and in any other public statement we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

 Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of March 31, 2008. , Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

 Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

                                              PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS  -  None

Item 2. UNREGISTERED SALES OF EQUITY  SECURITIES AND USE OF PROCEEDSS THEREFROM. We borrowed $30,000 from one person on March 12, 2008 under a promissory note due December 31, 2008 and bearing 8% interest. The note is convertible into common stock at $.01 per share.

Item 3. DEFAULTS UPON SENIOR SECURITIES - None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5. OTHER INFORMATION - None

Item 6. EXHIBITS

Exhibit 10.5, Promissory Note for $30,000, is filed herewith

Exhibit  31, Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange  Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. Filed herewith.

Exhibit 32, Certification of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Filed herewith.

                                                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                QUALSEC

Date:    May 14, 2008                                                  By:     /s/ Joel Hand

                                                                                    President and Chief Financial

                                                                                    Officer (chief financial officer

                                                                                    and accounting officer and duly

                                                                                    authorized officer)