Form 10-Q
period 2008-06-30
QUALSEC
filed 2008-08-14
CIK 1382056

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

                                                                     WASHINGTON, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2008

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

Title of Class                                                           Number of Shares outstanding at August 13, 2008

                                                                                      QUALSEC

(A Development Stage Company)

Condensed Balance Sheets

                                                                                                  ASSETS

                                                                                                              As of                As of

                                                                                                                           June 30,       December 31,

                                                                                                                             2008                2007

                                                                                                                        Unaudited           Audited

             Current Assets

      Cash and cash equivalents                                                        $      62,667     $      34,724

         Total current assets                                                                       62,667             34,724

              Property and equipment, net                                                                     2,422               2,942

              Other assets

                           Technology rights                                                                               1                      1

                               Total assets                                                                    $     65,090       $    37,667

                                                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

               Current liabilities

               Accounts payable and accrued liabilities                           $     56,518       $    18,612

               Deferred compensation payable – related party                     373,000           247,001

               Convertible note payable – related party                               145,500           200,000

               Accrued interest – related party                                             16, 308             13,833

                  Total current liabilities                                                        591,326           479,446

                  Total liabilities                                                                   591,326            479,446

              Stockholders’ deficit

P            Preferred stock, no par value; unlimited number of

                shares authorized; no shares issued and outstanding                                     --                     --

              Common stock, no par value; unlimited number of

  s            shares authorized; 170,000,000 and 151,450,000

  s            shares issued and outstanding                                                            298,902            113,402

              Additional paid in Capital                                                                     30,000                      --

              Deficit accumulated during the development stage                             (855,140)           (555,181)

                              Total stockholders’ deficit                                                (526,237)           (441,779)

              Total liabilities and stockholders’ deficit                                        $     65,090        $      37,667

The accompanying notes are an integral part of the financial statements.

QUALSEC

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                                                                                                                      FROM INCEPTION

                                                                        FOR THE THREE       FOR THE THREE        FOR THE SIX            FOR THE SIX      ON OCTOBER 18,

                                                                      MONTHS ENDED      MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    2006 THROUGH

                                                                              JUNE 30,                      JUNE 30,                     JUNE 30                     JUNE 30                      JUNE 30

                                                                                 2008                              2007                            2008                            2007                              2008

                  REVENUES                            $                       --             $                       --        $                       --          $                   --           $                        --

                  EXPENSES

                   General and administrative                       8,488                                7,966                         20,589                       18,710                            71,264

                   Compensation expense                        113,674                              81,114                       220,394                      161,542                          571,066

                   Research and development                     44,000                              58,000                         56,500                     103,000                          196,500

                      Total operating expenses                 (166,162)                           147,080                       297,483                     283,252                          838,830

                 NET OPERATING LOSS                   (166,162)                         (147,080)                     (297,483)                   (283,252)                       (838,830)

                 OTHER INCOME (EXPENSE)

                 Interest expense – related party               (1,643)                             (3,969)                        (2,475)                       (5,833)                         (16,307)

                      Total other income (expense)              (1,643)                             (3,969)                        (2,475)                       (5,833)                         (16,307)

                NET LOSS                                $          (167,805)             $          (151,049)         $          (299,958)           $      (289,085)      $              (855,137)

                LOSS PER COMMON

S              SHARE - BASIC                     $                  (.00)             $                   (.00)         $                  (.00)           $               ..00

                Basic weighted average

                shares outstanding                         170,000,000                      140,000,000                 169,071,978              140,000,000

The accompanying notes are an integral part of these financial statements.

QUALSEC

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                                                                         FOR THE SIX                  FOR THE SIX            FROM INCEPTION

                                                                                                                                                     MONTHS ENDED           MONTHS ENDED          (October 18, 2006)

                                                                                                                                                             JUNE 30,                         JUNE 30,                          through

                                                                                                                                                               2008                                    2007                     JUNE 30, 2008

                   Cash Flows from Operating Activities:

                             Net loss                                                                                                            $        (299,958)                       (289,085)              $             (855,137)

                             Adjustments to reconcile net loss to net cash

                             used by operating activities:

                                       Depreciation                                                                                                            520                                366                                     1,315

                                       Stock based compensation for services                                                                30,000                                   --                                   30,000

C                Changes in assets and liabilities:

                                       Increase in accounts payable and accrued liabilities                                              37,906                             8,588                                  56,518

                  (Increase) in prepaid expenses                                                                                      --                               (550)                                         --

                   Decrease in deferred offering costs                                                                              --                              1,099                                          --

                   Icrease in accrued interest – related party                                                             2,475                              5,833                                  16,308

                   Increase in deferred compensation payable –

                                       related party                                                                                                     126,000                          113,053                                373,000

                                Net cash provided (used) by operating activities                                                    (103,057)                       (160,696)                              (377,996)

                  Cash flows from investing activities:

                                      Purchase of equipment                                                                                                 --                                    --                                   (3,737)

                               Net cash used by investing activities                                                                                    --                                    --                                  (3,737)

                  Cash Flows from Financing Activities:

                                     Issuance of stock for cash                                                                                 185,500                                       --                               298,900

                                     Proceeds from loan – related party                                                                             --                                        --                                  3,000

                                     Payment on loan – related party                                                                                --                                        --                                 (3,000)

                                     Proceeds from convertible note payable – related party                                   130,000                              120,000                              330,000

                                     Payments on note payable – related party                                                      (184,500)                                       --                            (184,500)

                       Net cash provided by financing activities                                                                       131,000                              120,000                              444,400

                       Net increase (decrease) in cash                                                                                        27,943                               (40,696)                               62,667

C                Cash, at beginning of period                                                                                                 34,724                                65,484                                        --

Cash,          Cash at end of period                                                                                  $                       62,667       $                       24,788         $                     62,667

                  Supplemental Disclosure of Cash Flow Information:

                         Cash paid during the period for:

                         Interest                                                                                                $                              --         $                              --          $                             --

                         Income taxes                                                                                       $                              --         $                              --           $                            --

Supplemental Schedule of Non-cash Investing and Financing Activities:

    Issuance of stock for technology right                                                $                              --          $                             --             $                           1

    Offering costs                                                                                     $                              --        $                               --             $                    1,099

The accompanying notes are an integral part of these financial statements.

QUALSEC

(A Development Stage Company)

                  NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the three and six months ended June 30, 2008 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

Fiscal Year - The Company’s fiscal year-end is December 31.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company has not yet incurred any advertising costs.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 2].  The Company accounts for its plan under the recognition and measurement principles of SFAS 123(R), “Share Based Payment” and related Interpretations.  The Company has not issued any options or warrants as of June 30, 2008.

Offering Costs – Costs of issuing stock are deducted from the proceeds of the issue. These are costs of the Company’s Regulation A Offering. For the year ended December 31, 2007, $1,086 in costs associated with the Company’s Regulation A Offering were deducted from the proceeds.  There were no additional offering costs for the amounts raised as of June 30, 2008.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 4].

Loss Per Share - The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from October 18, 2006 (Date of inception) through June 30, 2008, the Company had no potentially dilutive securities.

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

Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Accrued Vacation Liabilities – Each of the two employees are entitled to three week’s paid vacation per year.  The amount of accrued vacation is accrued as a liability pursuant to FAS No. 43, “Accounting for Compensated Absences”. As of June 30, 2008 and December 31, 2007, the amount of accrued vacation was $27,843 and $18,562, respectively.

Recently Enacted Accounting Standards – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 became effective as of the beginning of our 2008 fiscal year. The adoption of FAS 157 did not have a significant impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 became effective as of the end of our 2007 fiscal year. The adoption of SAB 108 did not have a significant impact on our financial statements.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

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

At June 30, 2008, fully vested awards consisting of options to purchase 4,000,000 shares at a price of $.01 per share were granted.  In accordance with SFAS No. 123 (R), the Company recognized the entire fair value of the options in the statement of operations since they vested immediately. Fair value of $30,000 was determined using the Black Scholes option pricing model based on the following assumptions: risk free interest rate of 2.75%, no dividend yield, volatility of 82% and expected life of the options of 5 years, which are due to expire May 1, 2013.  Total awards available to be granted from the Plan amounted to 16,000,000 shares.

NOTE 3 - EQUIPMENT

Furniture and equipment consists of the following at June 30, 2008:

Equipment                                         $        2,195

Furniture                                                     1,542

Less accumulated depreciation                   (1,315)

                                                         $        2,422

Furniture and equipment are depreciated on a straight line basis over their estimated useful life; 3 years for all equipment and 5 years for the furniture acquired to date.

Depreciation expense for the six months ended June 30, 2008 and 2007 was $520 and $366, respectively.

NOTE 4 - INCOME TAXES

The Company has available at June 30, 2008 an unused operating loss carryforward of approximately $855,000 which may be applied against future taxable income and which begins to expire in 2027.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

An officer and shareholder of the Company advanced $3,000 to the Company in November 2006 which was repaid in the same month. The same officer and shareholder loaned $80,000 to the Company on an interest free basis in November 2006, and advanced an additional $120,000 during the year ended December 31, 2007. The loan is represented by a promissory note which is due upon completion of the offering of common stock, which closed in January 2008.  The Company repaid $184,500 of the Note in January 2008, leaving a balance of $15,500 as of June 30, 2008.  The officer/shareholder is entitled to receive interest of 8% per annum on the note commencing on July 1, 2007,  and, to the extent such note is unpaid, it shall be convertible into common stock at 75% of the initial trading price of Company common stock. Interest of $14,854 was accrued and unpaid on the note as of June 30, 2008.

We borrowed $30,000 from an investment fund on March 12, 2008 under a convertible promissory note due December 31, 2008, and bearing 8% interest. The note is convertible into common stock at $.01 per share. An additional $100,000 was loaned on the same terms on May 27, 2008. The fund is controlled by the brother of an officer/director.  Interest of $1,454 was accrued and unpaid on the note as of June 30, 2008.

The Company determined that the convertible notes do not have a beneficial conversion feature since the market price of the stock is approximately $.01 per share; the conversion price is the same.

Pursuant to three-year employment contracts dated November 27, 2006, the officers are both entitled to compensation of $150,000 per annum; however, the compensation payable to Mr. Hand is deferred until such time as the Company has cash available for paying such compensation, and Dr. Kelton is deferring $78,000 ($6,500 per month) of such annual compensation on the same basis.  In March 2008, Dr. Kelton agreed to defer an additional $4,000 per month in salary. As of June 30, 2008, the total deferred compensation was $329,410, including $23,409 for accrued payroll taxes related to the deferred compensation.

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

The Company has experienced losses from operations. For the three months ended June 30, 2008 and 2007, the Company incurred net losses of $167,805 and $151,049, respectively.  Additionally, the Company has an aggregate accumulated deficit from Inception (October 18, 2006) through June 30, 2008 of $855,137.

NOTE 7 – LITIGATION

As of June 30, 2008, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

Item 2                    PLAN OF OPERATIONS

                In 2007, we raised $113,401 in a Regulation A Offering and obtained $120,000 from a loan provided by an officer and director with loan proceeds as of December 31, 2007 totaling $200,000.  The remaining portion of the offering was sold in January 2008 for proceeds of $185,500, which was used to repay the loan in part. The remaining $15,500 owed to the officer and director, plus accrued simple interest of $14,854 as of June 30, 2008 is payable. The note accrues interest at 8%, and is convertible into common stock at 75% of the initial trading price of QualSec common stock. Because the common stock has not yet traded, we cannot predict at this time what the conversion rate will be or the number of shares issuable upon conversion of this note.  We received a loan of $30,000 in March 2008 from an investment fund and an additional loan of $100,000 on May 27, 2008. The loans mature December 31, 2008, bear interest at 8%, and are convertible into common stock at $.01 per share. The investment fund is controlled by the brother of an officer/director.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

                                              PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS  -  None

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS THEREFROM. We borrowed $100,000 from one person on May 27, 2008 under a promissory note due December 31, 2008 and bearing 8% interest. The note is convertible into common stock at $.01 per share.

Item 3.    DEFAULTS UPON SENIOR SECURITIES - None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.    OTHER INFORMATION - None

Item 6.    EXHIBITS

Exhibit 10.6, Promissory Note for $100,000, is filed herewith

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

Date:    August 14, 2008                                               By:     /s/ Joel Hand

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