Form 10-Q
period 2008-09-30
QUALSEC
filed 2008-11-19
CIK 1382056

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

Commission File Number 0-52907

QUALSEC

(Exact Name of registrant as specified in its charter)

            Wyoming

20-5776355

(State or other Jurisdiction of

I.R.S. Employer Identi-

Incorporation or Organization

fication No.)

1829 E. Franklin Street, Suite 600, Chapel Hill, North Carolina 27514

(Address of Principal Executive Offices)(Zip Code)

(919) 932-4706

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

Common Stock, no par value

            170,000,000

Title of Class

Number of Shares outstanding at ~~August 13~~ November 14 , 2008

QUALSEC

(A Development Stage Company)

Condensed Balance Sheets

ASSETS

As of

As of

September 30,

December 31,

2008

2007

Unaudited

Audited

Current Assets

Cash and cash equivalents

$

201,469

$

34,724

Total current assets

201,469

34,724

Property and equipment, net

3,177

2,942

Other assets

Technology rights

1

1

Total Property and Equipment

3,178

2,943

Total assets

$

204,647

$

37,667

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable and accrued liabilities

$

71,165

$

18,612

Deferred compensation payable – related party

429,500

247,001

Convertible note payable – related party

145,500

200,000

Accrued interest – related party

19,218

13,833

Total current liabilities

665,383

479,446

Total liabilities

665,383

479,446

Stockholders’ deficit

Preferred stock, no par value; unlimited number of

shares authorized; no shares issued and outstanding

--

--

Common stock, no par value; unlimited number of

shares authorized; 170,000,000 and 151,450,000

shares issued and outstanding

298,902

113,402

Additional paid in Capital

229,988

--

Deficit accumulated during the development stage

(989,626)

(555,181)

Total capital

(460,735)

(441,779)

Total liabilities and capital

$

204,647

$

37,667

The accompanying notes are an integral part of the financial statements.

QUALSEC

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

FROM INCEPTION

FOR THE THREE

FOR THE THREE

FOR THE NINE

FOR THE NINE

ON OCTOBER 18,

MONTHS ENDED

MONTHS ENDED

MONTHS ENDED

MONTHS ENDED

2006 THROUGH

SEPTEMBER 30,

SEPTEMBER 30,

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

2008

2007

2008

2007

2008

REVENUES

$

--

$

--

$

--

$

--

$

--

EXPENSES

  General and administrative

11,512

10,277

32,276

28,987

82,778

  Compensation expense

76,065

81,023

296,283

242,565

647,131

  Research and development

44,000

22,000

100,500

125,000

240,500

      Total operating expenses

131,577

113,300

429,059

396,552

970,409

NET OPERATING LOSS

(131,577)

(113,300)

(429,059)

(396,552)

(970,409)

OTHER INCOME (EXPENSE)

Interest expense – related party

(2,910)

(4,000)

(5,385)

(9,833)

(19,217)

      Total other income (expense)

(2,910)

(4,000)

(5,385)

(9,833)

(19,217)

NET LOSS

$

(134,487)

$

(117,300)

$

(434,444)

$

(406,385)

$

(989,626)

LOSS PER COMMON

SHARE - BASIC

$

(.00)

$

(.00)

$

(.00)

$

.00

Basic weighted average

shares outstanding

170,000,000

140,000,000

169,511,852

142,825,000

The accompanying notes are an integral part of these financial statements.

QUALSEC

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE

FOR THE NINE

FROM INCEPTION

MONTHS ENDED

MONTHS ENDED

(October 18, 2006)

SEPTEMBER 30,

SEPTEMBER 30,

through

2008

2007

SEPTEMBER 30, 2008

Cash Flows from Operating Activities:

Net loss

$

(434,444)

(406,368)

$

(989,626)

Adjustments to reconcile net loss to net cash

used by operating activities:

Depreciation

1,506

549

2,301

Stock based compensation for services

30,000

--

30,000

Changes in assets and liabilities:

Increase in accounts payable and accrued liabilities

52,553

13,467

71,166

(Increase) in prepaid expenses

--

500

--

Decrease in deferred offering costs

--

--

--

Increase in accrued interest – related party

5,385

9,833

19,218

Increase in deferred compensation payable –

related party

182,500

170,052

429,501

Net cash provided (used) by operating activities

(162,501)

(211,967)

 (437,440)

Cash flows from investing activities:

Purchase of equipment

(1,741)

--

(5,478)

Net cash used by investing activities

(1,741)

--

(5,478)

Cash Flows from Financing Activities:

Issuance of stock for cash

385,488

113,402

498,888

Proceeds from loan – related party

--

--

3,000

Payment on loan – related party

--

--

(3,000)

Proceeds from convertible note payable – related party

130,000

120,000

330,000

Payments on note payable – related party

(184,500)

--

(184,500)

Net cash provided by financing activities

330,988

223,402

644,388

Net increase (decrease) in cash

166,745

21,435

201,469

Cash, at beginning of period

34,724

65,484

--

Cash, at end of period

$

201,469

$

86,919

$

201,469

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

SEPTEMBER 30, 2008

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the ~~three and six~~ nine months ended September 30, 2008 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

Fiscal Year - The Company’s fiscal year-end is December 31.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company has not yet incurred any advertising costs.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 2].  The Company accounts for its plan under the recognition and measurement principles of SFAS 123(R), “Share Based Payment” and related Interpretations.  The Company has not issued any options or warrants as of September 30, 2008.

Offering Costs – Costs of issuing stock are deducted from the proceeds of the issue. These are costs of the Company’s Regulation A Offering. For the year ended December 31, 2007, $1,086 in costs associated with the Company’s Regulation A Offering were deducted from the proceeds.  There were no additional offering costs for the amounts raised as of September 30, 2008.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 4].

Loss Per Share - The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from October 18, 2006 (Date of inception) through September 30, 2008, the Company had no potentially dilutive securities.

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

Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Accrued Vacation Liabilities – Each of the two employees are entitled to three week’s paid vacation per year.  The amount of accrued vacation is accrued as a liability pursuant to FAS No. 43, “Accounting for Compensated Absences”. As of September 30, 2008 and December 31, 2007, the amount of accrued vacation was $32,484 and $18,562, respectively.

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

At September 30, 2008, fully vested awards consisting of options to purchase 4,000,000 shares at a price of $.01 per share were granted.  In accordance with SFAS No. 123 (R), the Company recognized the entire fair value of the options in the statement of operations since they vested immediately. Fair value of $30,000 was determined using the Black Scholes option pricing model based on the following assumptions: risk free interest rate of 2.75%, no dividend yield, volatility of 82% and expected life of the options of 5 years, which are due to expire May 1, 2013.  Total awards available to be granted from the Plan amounted to 16,000,000 shares.

NOTE 3 - EQUIPMENT

Furniture and equipment consists of the following at September 30, 2008:

Equipment

  $       3,936

Furniture

           1,542

Less accumulated depreciation               (2,301)

  $       3,177

Furniture and equipment are depreciated on a straight line basis over their estimated useful life; 3 years for all equipment and 5 years for the furniture acquired to date.

Depreciation expense for the ~~six~~  nine months ended September 30, 2008 and 2007 was $1,506 and $549, respectively.

NOTE 4 - INCOME TAXES

The Company has available at September 30, 2008 an unused operating loss carryforward of approximately $989,626 which may be applied against future taxable income and which begins to expire in 2027.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

An officer and shareholder of the Company advanced $3,000 to the Company in November 2006 which was repaid in the same month. The same officer and shareholder loaned $80,000 to the Company on an interest free basis in November 2006, and advanced an additional $120,000 during the year ended December 31, 2007. The loan is represented by a promissory note which is due upon completion of the offering of common stock, which closed in January 2008.  The Company repaid $184,500 of the Note in January 2008, leaving a balance of $15,500 as of ~~June~~  September 30, 2008.  The officer/shareholder is entitled to receive interest of 8% per annum on the note commencing on July 1, 2007,  and, to the extent such note is unpaid, it shall be convertible into common stock at 75% of the initial trading price of Company common stock. Interest of $15,164 was accrued and unpaid on the note as of September 30, 2008.

We borrowed $30,000 from an investment fund on March 12, 2008 under a convertible promissory note due December 31, 2008, and bearing 8% interest. The note is convertible into common stock at $.01 per share. An additional $100,000 was loaned on the same terms on May 27, 2008. The fund is controlled by the brother of an officer/director.  Interest of $4,053 was accrued and unpaid on the note as of September 30, 2008.

The Company determined that the convertible notes do not have a beneficial conversion feature since the market price of the stock is approximately $.01 per share; the conversion price is the same.

Pursuant to three-year employment contracts dated November 27, 2006, the officers are both entitled to compensation of $150,000 per annum; however, the compensation payable to Mr. Hand is deferred until such time as the Company has cash available for paying such compensation, and Dr. Kelton is deferring $78,000 ($6,500 per month) of such annual compensation on the same basis.  In March 2008, Dr. Kelton agreed to defer an additional $4,000 per month in salary. On September 1, 2008, Dr. Kelton agreed to defer all of his salary.  As of September 30, 2008, the total deferred compensation was $429,500, including $35,449 for accrued payroll taxes related to the deferred compensation.

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

The Company has experienced losses from operations. For the ~~six~~  three months ended September 30, 2008 and 2007, the Company incurred net losses of $134,487 and $117,300, respectively.  Additionally, the Company has an aggregate accumulated deficit from Inception (October 18, 2006) through September 30, 2008 of $989,626.

NOTE 7 – LITIGATION

As of September 30, 2008, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

November 14, 2008

By:     /s/ Joel Hand

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)