Form 10-K
period 2008-12-31
QUALSEC
filed 2009-04-06
CIK 1382056

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2008

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities and  Exchange Act of 1934 For the transition period from  __________to _________

QUALSEC

(Exact name of registrant as specified  in its charter)

Wyoming

20-5776355

(State or other jurisdiction of

(IRS Employer Identi-

 incorporation or organization)

fication No.)

1829 East Franklin Street, Chapel Hill, NC

27514

(Address of principal executive offices)

(Zip Code)

Issuer's telephone number: (435) 713-0566

Securities registered pursuant to Section 12(b)of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  no par value common stock

Check  whether the issuer (1) has filed all  reports  required to be filed by Section 13 or 15(d) of the Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been  subject to such filing  requirements  for the past 90 days. Yes [  X  ]      No

Check if there is no disclosure of delinquent filers in response  to Item 405 of Regulation  S-

K is not contained in this form, and no disclosure  will be contained, to the best of registrant's  knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KS or any amendment to this Form 10-K. [  X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ]   Accelerated filer [ ] Non-accelerated filer [ ] Small reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [  X  ]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2008 was $6,900,000 based on the last sale price of $.23.

The number of shares outstanding of the issuer's classes of Common Stock as of  March 24, 2009:

Common Stock, no Par Value –

170,000,000  Shares

0

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this Annual Report on Form 10-K, including in the sections entitled "Description of Business," "Risk Factors,"  and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

        Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

PART I

Item 1.

DESCRIPTION OF BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. QualSec expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K.

Background

               QualSec, a Wyoming corporation (the “Company” or “QualSec”) was incorporated on October 18, 2006 to develop and market an electronic olfactory device.  The executive offices of the Company are located at 1829 East Franklin Street, Chapel Hill, NC 27514.  Our telephone number is (435) 713-0566.

Plan of Operation – General

QualSec intends to develop and market an electronic olfactory device. We believe we can design and manufacture (or cause to be manufactured on a contract basis) this device to be portable to the extent it will be handheld. A working prototype has been developed.  The electronic olfactory device detects minute quantities of chemical compounds in minutes and provides an electronic report to the user in real time.

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

The rapid advance of technology has, in the opinion of management, rendered most of these approaches technically obsolete and many of the ongoing projects have dead-ended. While the R&D efforts have resulted in many commercial E-nose products, benchtop and portable, most have languished in the market or been abandoned altogether. Some of these products have found niche markets and continue to be sold.

All of the current approaches are limited by more than one of the following problems:

•

Cost;

•

Selectivity;

•

Resolution;

•

Noise;

•

Reversibility;

•

Limited number of sensors in array (discrimination)

o

Type of sensor

o

Redundancy of sensors;

•

Drift (the tendency of output devices to not measure consistently)

o

Instrument instability

o

Sensor recovery, memory;

•

Reproducibility;

•

Effects of environment (humidity, temperature, vibration, CO2, ethanol, etc.;

•

High power consumption;

•

Portability (size, weight, controlled environment, etc.);

•

Requirement for skilled operator;

•

Frequent calibration;

•

Inability to detect important odor components, e.g. small amines, etc.;

•

Discrimination – ability to detect the target odor in a complex odor background;

•

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

•

A single, low-cost, universal instrument suitable for a variety of applications;

•

An easily insertable disk that will be customized for each application and will program the instrument for the application,  analysis of data, and display of results (new and updated applications can be accommodated without changes to the instrument);

•

Large sensor array (many different sensor types with redundancy can be accommodated on a small disk because of the nanoscale size of the sensors);

•

Highly sensitive – low parts-per-billion measurement (an advantage of nanosensor characteristics)

•

Reliable: few moving parts, off-the-shelf components;

•

Able to discriminate target odors in the presence of interfering background odors (different sensor types, redundancy, spacio-temporal analysis of data);

•

System resistant to:

o

Temperature & humidity variations (sensor design supplemented by programming);

o

Sensor drift prevention & compensation (advantage of nanosensor & advanced data analysis);

o

Sensor poisoning, e.g. a new, low-cost disk can be as easily and quickly inserted as a CD

•

Real-time results in seconds (fast response time is an advantage of nanosensors)

•

Handheld instrument (small size possible because of technical approach and nanoscale sensors);

•

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

•

Carbon Nanotubes

o

Nanomix

•

Carbon Nanowires

o

Nanosys

•

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

Nanosys is developing nanowire sensors. However, these sensors suffer the same problems as nanotube sensors, and Nanosys is known to be focused on developing other nanotechnologies for large market applications including flexible electronics, non-volatile memory (memory that survives the shut down of a computer or other device), fuel cells, solar cells and biological research materials. Nanosys has been involved in nanotechnology for several years, is a medium sized competitor which, to the knowledge of QualSec, is adequately funded and well respected, although QualSec does not have information on the products of Nanosys that will compete directly with QualSec.

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

Innovative Biosensors Inc. of Rockville, Maryland has reportedly licensed technology called “PANTHER” from MIT which is claimed to be capable of detecting airborne pathogens within 3 minutes. The product, which is marketed under the name “Bioflash” claims to detect 24 pathogens, including anthrax, plague, smallpox, tularemia and E. coli, using just a few dozen particles in a liter of air. The sensor uses modified human immune cells, called B cells, to detect the pathogens. QualSec believes its technology is far better because it is capable of detecting the same and many more pathogens in a matter of seconds, and uses non-perishible sensing media. In contrast, Bioflash requires the human immune cells for its testing, which cells must be refrigerated near the testing area.

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

Employees

We currently have only one employee, our President. We intend to hire one person in administration and two in research and development when we receive additional funding.  All of these employee estimates are assuming a full time basis. We have no firm plans on incentive or benefit plans but we have a stock option plan. We believe these employee levels will be sufficient for the next 12 months. In addition, some of our research and development has been outsourced to independent consultants.

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

Item 1A. RISK FACTORS.

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

Our device's competitive advantage, if any, will be primarily based on the technology we have and will develop. Competitors may develop technology which is superior or believed to be superior.

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

Risks Related to the Common Stock

There is only a limited public trading market for the common stock.

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

The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosures related to the market for penny stocks and for trades in any stock defined as a penny stock.  The Commission's regulations under such Act define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.  In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.  Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

Item 2.

DESCRIPTION OF PROPERTY

We are currently renting office space in Chapel Hill, NC for $250 per month. We believe this space is sufficient for the foreseeable future.

Item 3.

LEGAL PROCEEDINGS

Not Applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Sales of Unregistered Securities.

The Company's Common Stock has traded on the OTC Electronic Bulletin Board under the symbol QLSC.OB since June 30, 2008. From May 29, 2008 to June 29, 2008 the Common Stock traded on the Pink Sheets LLC under the symbol QLSC.PK. The following table sets forth the high and low trading prices for the Common Stock in 2008. Trading in the Common Stock has been limited and sporadic and does not constitute an established public trading market. The last sale price was $.25.

Quarter ended

High

Low

June 30, 2008

$.42

$.04

September 30, 2008

$.35

$.21

December 31, 2008

$.20

$.25

As of December 31, 2008 there were approximately 50 record holders of Company common stock. The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

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

As disclosed in the Offering Circular, our President agreed to loan up to $300,000 to Qualsec in order to provide for our cash needs, such loaned amounts to be repaid from the offering. That officer did loan Qualsec $200,000 in the year ended December 31, 2007, of which $185,500 (the amount raised after year end) was repaid to him.  In the year ended December 31, 2007, the offering proceeds of $114,500 plus the proceeds of the officer loan were used to pay offering expenses of $1,086, research and development expenses of $140,000, officer salary and related payroll taxes totaling $77,232, and general and administrative expenses of $44,791. Of the above expenditures, all were made to non-affiliates except for the officer salary.

Company repurchases of common stock during the year ended December 31, 2008.

There were no Company repurchases of common stock during the year ended December 31, 2008.

Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2008

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

exercise of existing

outstanding option(excluding Securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

4,000,000

$.01

16,000,000

Plans approved by

Security holders

Equity compensation

-

 -

-

Plans not approved

By Security holders

Total

4,000,000

16,000,000

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

Sales of Unregistered Securities during the year ended December 31, 2008.

In October, 2008, the Company sold 109,400,000 shares of common stock to an investor group for $200,000 cash.  The two officers and directors each cancelled 54,700,000 shares in connection with the financing; therefore the total shares outstanding were unchanged.

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

Change of Control.

There have been no changes of control.

PART III

Item 6.

SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to respond to this item.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

In 2007, we raised $113,401 in a Regulation A Offering and obtained $120,000 from a loan provided by an officer and director with loan proceeds as of December 31, 2007 totaling $200,000.  The remaining portion of the offering was sold in January 2008 for proceeds of $184,500, which was used to repay the loan in part. The remaining $15,500 owed to the officer and director, plus accrued simple interest ($13,833 as of December 31, 2007)  is payable  with interest at 8% convertible into common stock at 75% of the initial trading price of QualSec common stock. Because the common stock has not yet traded, we cannot predict at this time what the conversion rate will be or the number of shares issuableupon conversion of this note.  In November 2008, Qualsec began to repay the loan and interest on the $15,500 owed.  As of December 31, 2008, there is $6,900 still owed to the officer.

We borrowed $30,000 from an investment fund on March 12, 2008 under a convertible promissory note due December 31, 2008, and bearing 8% interest. The note is convertible into common stock at $.01 per share. An additional $100,000 was loaned on the same terms on May 27, 2008. The fund is controlled by the brother of an officer/director.  Interest of $6,653 was accrued and unpaid on the notes as of December 31, 2008. In October, 2008, the Company sold 109,400,000 shares of common stock to an investor group for $200,000 cash.  The two officers and directors each cancelled 54,700,000 shares in connection with the financing; therefore the total shares outstanding were unchanged.

Our operations have been limited to development of our technology. We have no sales or contracts for sales and have performed only preliminary marketing. Homeland Security sales will be dependent on the government procurement cycle, which in general involves a one-year lead time from awarding contracts until sales can be made. Other sensing applications will not have these time constraints. We believe that receipt of an additional $4.3 million in financing will be required to reach sales and a break even point. If we encounter a long delay in obtaining governmental contracts for our device this date will be accordingly pushed back. We are engaged in discussions with several potential purchasers of our sensing product, but have not entered into any definitive agreement.  We had approximately $150,000 in cash as of December 31, 2008. We believe that this amount is sufficient to maintain a minimal level of development and pay our operating expenses until the end of calendar 2009. Should we succeed in obtaining a contract for our product, we may need additional funding. We do not have any agreements or understandings for any such additional financing.

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

Since we have not yet generated any revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements as of December 31, 2007 filed within our 10-KSB, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

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

Item 8.

     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               Our financial statements are appended to the end of this report and include the following:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2008 and 2007

Statement of Income for the years ended December 31, 2008 and 2007 and the period inception (October 18, 2006) to December 31, 2008

Statement of Cash Flows for the years ended December 31, 2008 and 2007 and the period inception (October 18, 2006) to December 31, 2008

Statement of Stockholders’ Deficit for the period inception (October 18, 2006) to December 31, 2008

Notes to Financial Statements.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 25, 2008 the Registrant's dismissed its former independent accountant De Joya, Griffith & Co., LLC ("De Joya").  The report by De Joya on the financial statements of the Registrant dated March 18, 2008, including balance sheets as of December 31, 2007 and 2006 and the statements of operations, cash flows and statement of stockholders' equity for the years ended December 31, 2007 and 2006 and the period inception (October 18, 2006) through December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope or accounting principles.  During the period covered by the financial statements through the date of dismissal of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the fiscal years ended December 31, 2007 and 2006 and through September 25, 2008, there were no “reportable events” with respect to the Company as that term is defined in Item 304(a)(1)(v) of Regulation S-K.On September 25, 2008, the Registrant engaged The Blackwing Group. LLC as its independent auditor. This engagement was approved by the Board of Directors. During the two fiscal years ended December 31, 2007, and the interim period until the engagement of The Blackwing Group, LLC,  the  Registrant  did not consult with The Blackwing Group LLC on the  application  of accounting  principles to any specific transaction nor the type of audit opinion that  might  be  rendered  on the  Registrant's  financial  statements.  Further, The Blackwing Group did not provide any written or oral advice that was an important factor considered by us in reaching a decision as to any such accounting, auditing or financial reporting or any matter being the subject of disagreement or "reportable event" or any other matter as defined in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v).

Item 9(T).

CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, we determined that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods. There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.

OTHER INFORMATION

              Not applicable

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  Information as to the directors and executive officers of the Company is as follows.

Commencing in September, 2006, Mr. Joel Hand, age 48, has devoted his efforts full time to the development of QualSec. He has also been the director, President and Chief Financial Officer  since inception of QualSec in October 2006.  Prior to that, and since 1990, Mr. Hand has been a practicing attorney in La Jolla, California and Chapel Hill, North Carolina, advising development stage companies in financing, intellectual property and corporate governance.  Mr. Hand received a JD from Loyola University School of Law in 1988 and a BA from Occidental College in 1985.

Code of Ethics

We have not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time. We intend to adopt a code of ethics before December 31, 2009.

Audit Committee Financial Expert

QualSec does not have an audit committee.  QualSec does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members.  We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of QualSec's executive officers and directors during each of the three years since inception.  Only one month’s compensation was paid or accrued in 2006, as QualSec was incorporated in October 2006. Dr. Kelton resigned in August 2008.   The remuneration described in the table does not include the cost of benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of our business. Such amounts are less than $10,000 per year per employee.

	2006	2006	2007	2007	2008	2008
Name and Office	Salary	Deferred Salary	Salary	Deferred Salary	Salary	Deferred Salary

Joel Hand, President
And Chief Financial Officer	$ -	$ 12,500	$ -	$ 150,000	$ -	$ 150,000

Dr. Arden A. Kelton	$ 6,000	$ 6,500	$ 72,000	$ 78,000	$ 30,000	$ 70,000

Chief Operating Officer

Option/SAR Grants in Year ended December 31, 2008 to Named Executive Officers

Number of

% of Total

Securities

Options/SARs

Underlying

Granted to

Options/SARs

Employees in

Exercise or Base

Expiration

Name

Granted (#)

Fiscal Year

Price ($/Sh)

Date

Arden Kelton, PhD.

1,000,000

25%

$.01

5/1/2013

Joel Hand

1,000,000

25%

$.01

5/1/2013

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

Number of

Securities

Value of

Underlying

Unexercised

Unexercised

In-the-Money

Options/SARs at

Options/SARs at

Fiscal Year End

Fiscal Year End

Shares Acquired

Exercisable/

Exercisable/

Name

on Exercise (#)

Value Realized ($)

Unexercisable

Unexercisable

Arden Kelton PhD.       -

--

377,778/1,000,000

$83,111/$220,000

Joel Hand

   -

          --

377,778/1,000,000

$83,111/$220,000

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

By agreement dated August 21, 2008, executed and delivered on August 26 , 2008, but effective August 16, 2008, Dr. Arden A. Kelton resigned as an officer and director of Qualsec. Dr. Kelton was not a member of any Board committees.

Under a Release and Settlement Agreement, Dr. Kelton agreed to terminate his Employment Agreement; resigned as an officer and director; entered into a Consulting Agreement with Qualsec; transferred 54,700,000 of his shares of Qualsec common stock (retaining ownership of 15,300,000 shares) to Qualsec Partners, LLC; and retained his employee stock options to purchase 1,000,000 shares. The Registrant’s obligations for deferred salary owed to Dr. Kelton were not cancelled by the Release and Settlement Agreement.  Dr. Kelton agreed to lock up his remaining 15,300,000 shares for 365 days.

The Consulting Agreement provides for Dr. Kelton to perform consulting services to the Registrant on an as needed basis at a compensation of $2,500 per month, but subject to the Registrant receiving continuing funding for its business. The Consulting Agreement may be terminated upon no less than 60 days’ written notice to Dr. Kelton.

QualSec, by resolution of its Board of Directors and stockholders, adopted a 2006 Stock Option Plan (the "Plan") on October 18, 2006.   The Plan enables the Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees or employees of companies with which we do business become participants in the Plan upon receiving grants in the form of stock.  A total of 20,000,000 shares are authorized for issuance under the Plan, of which options for 4,000,000 shares have been granted.   The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval.  However, no amendment may change the existing rights of any option holder.

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

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this report by (i) each person known by QualSec to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of QualSec's directors and executive officers, and (iii) all officers and directors as a group.  Unless otherwise noted below, QualSec believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised. The percentages are based on 170,000,000 shares of Common Stock being outstanding as of March 24, 2009.

Percentage

Name of

Number of

of Outstanding

Stockholder

Shares Owned

Common Stock

Joel Hand(1)(2)

      15,677,778

9.2%

President and director

Arden A. Kelton, PhD.(2)

      15,677,778

9.2%

               Qualsec Partners, LLC

109,400,000

64.3%

All officers and

directors as a group

(1 person)

          15,300,000

        9.0%

(1) Does not include shares issuable upon conversion of a promissory note in the amount of $6,974 plus accrued interest on this amount and prior amounts outstanding, totaling $0 as of December 31, 2008. The conversion rate is $.03 per share.

(2) Includes vested options to purchase 377,778  shares of common stock granted to this person in April 2008, exercisable at $.01 per share.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

           In connection with organizing the Company, Dr. Kelton and Mr. Hand contributed technology valued at $1 to purchase a total of 140,000,000 shares of Common Stock.  Under Rule 405 promulgated under the Securities Act of 1933, Mr. Hand and Dr. Kelton may be deemed to be promoters of the Company.  No other persons are known to management which would be deemed to be promoters.

Joel Hand, an officer and shareholder, advanced $3,000 to the Company in November 2006 which was repaid in the same month. The same officer and shareholder loaned $80,000 to the Company on an interest free basis in November 2006, and advanced an additional $120,000 during the year ended December 31, 2007. The loan is represented by a promissory note which is due upon completion of a proposed offering of common stock. Mr. Hand was repaid all but $6,900 of this loan as of December 31, 2008. He is entitled to receive interest of 8% per annum on the note commencing on July 1, 2007,  and, to the extent such note is unpaid, it shall be convertible into common stock at 75% of the initial trading price of Company common stock. ($.03). Interest of $8,100 was accrued and paid on the note as of December 31, 2008.

The Company’s common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence. Mr. Hand does not qualify as an independent director under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

Specifically, in order to qualify as independent, the director must not:

•	have been any time during the past three years was, employed by the Company or by any parent or subsidiary of the Company;

•

have accepted or have a family member who accepted any compensation from the Company in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service;

•	be a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

•

be, or have a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more:

•

be, or have a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity; or

•

be, or have a family member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

Item 14.

 Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, The Blackwing Group. LLC, billed us $250 for review of our quarterly filings in 2008.

Our prior accountants, De Joya Griffith & Company, LLC billed us $13,000 and $8,000, respectively, for audit and review  fees during  the fiscal years ended December 31, 2008 and 2007.

Audit –related Fees

None.

Tax Fees

None

All other fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of the above auditors was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements filed herewith are listed under Item 8. No schedules are required.

These are the exhibits filed herewith:

Exhibit Number

Exhibit

3

Charter and by-laws

3.1

Articles of Incorporation. (1)(3)

3.2

Bylaws (1) (3)

10

Material contracts

10.1.

2006 Stock Option Plan (1).(3)

10.2.

Employment Agreement between the small business issuer and Arden A. Kelton, PhD. (2) (3)

10.3

Employment Agreement between the issuer and Joel Hand(2)(3)

10.4

Funding letter from Joel Hand. (2) (3)

10.5

Promissory Note in favor of JK Advisers Hedge Fund dated March 12, 2008.(4)

10.6

Promissory Note in favor of JK Advisers Hedge Fund dated May 27, 2008.(5)

10.7,

Consulting Agreement between Qualsec and Dr. Arden A. Kelton.(6)

10.8

Release and Settlement Agreement between Qualsec and Dr. Arden A. Kelton .(6)

10.9

Stock Agreement. (6)

10.10

Form of Stock Option Agreement with Kelton and Hand with schedule of details.(7)

Exhibit

31, Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. (7)

Exhibit 32, Certification of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. (7)

(1)

Incorporated by reference with such Exhibit as filed with the original filing of the small business issuer’s Offering Statement on Form 1-A, file number 24-10160 (the “Form 1-A”) and also filed with Amendment 2 to such Offering Statement.

(2)

Incorporated by reference with such Exhibit as filed with the Amendments 1 and 2 of the Form 1-A.

(3)

Incorporated by reference to the exhibit filed with the Registrant's registration statement on Form 10-SB, file number 0-52907..

(4)

Incorporated by reference to such document as filed with the Company’s Quarterly Report for the quarter ended March 31, 2008.

(5)

Incorporated by reference to such document as filed with the Company’s Quarterly Report for the quarter ended June 30, 2008.

(6)

Incorporated by reference to such document as filed with a Current Report on Form 8-K dated August 26, 2008.

(7)

Filed herewith.

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSEC

Date:

March 24, 2009

By:     /s/ Joel Hand

President and Chief Financial

Officer (

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the  Registrant and in the capacities and on the date indicated.

QUALSEC

Date:

March 24, 2009

By:     /s/ Joel Hand

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Qualsec

1829 East Franklin Street

Chapel Hill, NC 27514

We have audited the accompanying balance sheets of Qualsec (Predecessor, Viking Broadcasting Corporation) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended and the period from October 18, 2006 to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Qualsec (Predecessor, Viking Broadcasting Corporation) as of December 31, 2008 and 2007, and the results of its operations, changes in stockholders’ equity and its cash flows for the periods then ended and the period from October 18, 2006 to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note R to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Blackwing Group, LLC

Independence, Missouri

March 20, 2009

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, NV

March 18, 2008

QUALSEC [A Development Stage Company]
BALANCE SHEETS
	as of	as of
	31-Dec-08	31-Dec-07

Current Assets
Cash and cash equivalents	$ 150,477	$ 34,724
Total Current Assets	150,477	34,724

Property and equipment, net	5,061	2,942
Other assets
Technology rights	1	1

Total Property and Equipment	5,061	2,943

Total Assets	$ 155,539	$ 37,667

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 68,616	$ 18,612
Deferred compensation payable - related party	467,000	247,001
Convertible note payable - related party	136,974	200,000
Accrued interest - related party	6,653	13,833

Total Current Liabilities	679,244	479,446

Total Liabilities	679,244	479,446

Stockholders' deficit (Note B)
Preferred stock, no par value; unlimited number of
shares authorized; no shares issued and outstanding	-	-

Common stock, no par value; unlimited number of
shares authorized; 170,000,000 and 151,450,000
shares issued and outstanding	298,902	113,402

Additional paid in capital	229,988	-

Retained Earnings (Accumulated Deficit)	(1,052,595)	(555,181)

Total stockholders' deficit	(523,704)	(441,779)

Total liabilities and stockholders' deficit	$ 155,540	$ 37,667

The accompanying notes are an integral part of the financial statements.

QUALSEC
[A Development Stage Company]
INCOME STATEMENTS

	Year	Year	From Inception
	Ended	Ended	on October 18, 2006
	"Dec. 31	"Dec. 31	Through December
	2008	2007	31, 2008
Total Income	$ -	$ -	$ -

Total Cost of Sales	-	-	-

Gross Margin	-	-	-

Expenses
General and Administrative	103,164	44,791	95,337
Compensation Expense	275,454	324,232	684,631
Research and Development	110,500	140,000	250,500
Total Expenses	489,118	509,023	1,030,468

Net Operating Loss	(489,118)	(509,023)	(1,030,468)

Other Income (Expense)
Interest Expense - Related Party	(8,295)	(13,833)	(22,127)
Total Other Income (Expense)	(8,295)	(13,833)	(22,127)

Net Income (Loss)	$ 497,413)	$ (522,856)	$ (1,052,595)

Per Share Information:

Net Income (Loss) per share	$ (0.14)	$ (0.00)

Basic weighted average number
common stock shares outstanding	170,000,000	145,920,137

The accompanying notes are an integral part of the financial statements.

Qualsec
[A Development Stage Company]
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM INCEPTION (OCTOBER 18, 2006) THROUGH DECEMBER 31, 2008

					Addition-al
	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amt.	Shares	Amount	Capital	Deficit	Capital

Balance, October 18, 2006	-	$ -	-	$ -	$ -	$ -	$ -

October 18, 2006
Stock issued for
Technology rights	-	-	140,000,000	1	-	-	1
Net loss	-	-	-	-	-	(32,325)	(32,325)

Balance, December 31, 2006	-	$ -	140,000,000	$ 1	$ -	$ (32,325)	$(32,324)

September 2007, Issuance of stock for cash	-	-	11,450,000	113,401	-	-	113,401
Net loss	-	-	-	-	-	(522,856)	(522,856)

Balance, December 31, 2007	-	-	151,450,000	$113,402	-	(555,181)	(441,779)

January 2008, stock issued for cash	-	-	18,550,000	185,500		-	185,500

June 2008, stock options issued	-	-	-	-	30,000	-	30,000

September 2008 Reclassification of members'
contribution to additional paid-in capital	-	-	-	-	199,988	-	199,988

Net loss	-	-	-	-	-	(497,413)	(497,413)

Balance, December 31, 2008	-	-	170,000,000	298,902	229,988	(1,052,595)	(523,704)

The accompanying notes are an integral part of the financial statements.

QUALSEC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

From Inception

For the Year Ended

(Oct. 18, 2006

December 31,

to

2008

2007

Dec. 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)

$

(497,413)

$

(522,856)

$

(1,052,595)

Adjustments to reconcile net income to net cash provided

By operating activities

Depreciation

1,911

744

2,706

(Increase) decrease in:

Accounts receivable

--

--

--

Prepaid Expenses

--

500

--

Increase (decrease) in:

Accounts Payable and Accrued Liabilities

50,004

18,107

68,617

Accrued Interest – Related Party

(7,180)

13,833

6,654

Sales Tax Payable

--

--

--

Deferred Compensation Payable – Related Party

220,000

227,053

467,001

Net Cash Provided (Used) By

  Operating Activities

(232,678)

(262,619)

(507,617)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions

(4,030)

(1,542)

(7,767)

Net Cash (Used) By Investing Activities

(4,030)

(1,542)

(7,767)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds From Convertible Note Payable – Related Party

130,000

120,000

330,000

Payments on Convertible Note Payable – Related Party

(184,500)

--

(184,500)

Proceeds From Loan – Related Party

--

--

3,000

Payments on Loan – Related Party

(8,526)

--

(11,526)

Stock Issued for Services

30,000

--

30,000

Stock Issued for Cash

385,488

113,402

498,888

Capital Contributions

--

--

--

Net Cash (Used) By Financing Activities

352,461

233,402

665,861

NET INCREASE (DECREASE) IN CASH

115,753

(30,760)

150,477

CASH AT BEGINNING OF PERIOD

34,724

65,484

--

CASH AT END OF PERIOD

$

150,477

$

34,724

$

150,477

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest

Income taxes

Supplemental Schedule of Non-cash Investing and

Financing Activities:

Issuance of stock for technology right

$

1

$

1

Offering costs

$

1,099

$

1,099

The accompanying notes are an integral part to the financial statements.

QUALSEC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of QualSec (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development State Enterprises.”

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

Basis of Presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition,

Fiscal Year - The Company’s fiscal year-end is December 31.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company has not yet incurred any advertising costs.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 2].  The Company accounts for its plan under the recognition and measurement principles of SFAS 123(R), “Share Based Payment” and related Interpretations.  The Company has not issued any options or warrants as of June September 30, 2008.

Offering Costs – Costs of issuing stock are deducted from the proceeds of the issue. These are costs of the Company’s Regulation A Offering. For the year ended December 31, 2007, $1,099 in costs associated with the Company’s Regulation A Offering were deducted from the proceeds.  There were no additional offering costs for the amounts raised as of December 31, 2008.

Loss Per Share - The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from October 18, 2006 (Date of inception) through December 31, 2008, the Company had no potentially dilutive securities.

QUALSEC

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Accrued Vacation Liabilities – Each of the two employees are entitled to three week’s paid vacation per year.  The amount of accrued vacation is accrued as a liability pursuant to FAS No. 43, “Accounting for Compensated Absences”. As of December 31, 2008, the amount of accrued vacation was $34,800.

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

QUALSEC

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Enacted Accounting Standards  (continued) – In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

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

In October, 2008, the Company sold 109,400,000 shares of common stock to an investor group for $200,000 cash.  The two officers and directors each cancelled 54,700,000 shares in connection with the financing; therefore the total shares outstanding were unchanged.

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

At December 31, 2008, fully vested awards consisting of options to purchase 4,000,000 shares at a price of $.01 per share were granted.  In accordance with SFAS No. 123 (R), the Company recognized the entire fair value of the options in the statement of operations since they vested immediately. Fair value of $30,000 was determined using the Black Scholes option pricing model based on the following assumptions: risk free interest rate of 2.75%, no dividend yield, volatility of 82% and expected life of the options of 5 years, which are due to expire May 1, 2013.  Total awards available to be granted from the Plan amounted to 16,000,000 shares.

QUALSEC

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 3 - EQUIPMENT

Furniture and equipment consists of the following at December 31, 2008 and 2007:

	2008	2007
Equipment	$ 5,461	$ 2,195
Furniture	2,306	1,542
Less: Accumulated depreciation	(2,706)	(795)
	$ 5,062	$ 2,942

Furniture and equipment are depreciated on a straight line basis over their estimated useful life; 3 years for all equipment and 5 years for the furniture acquired to date.

Depreciation expense for the twelve months ended December 31, 2008 and 2007 was $1,911 and $744, respectively.

NOTE 4 - INCOME TAXES

As of December 31, 2008 and 2007, the Company had a net operating loss carryforwards of approximately $1,052,600 and $555,200 which may be applied against future taxable income and which begins to expire in 2027. Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$ 357,881	$ 187,402
Accrued liabilities	170,610	83,980
Depreciation	210	253
	528,701	271,635

Less: valuation allowance	528,701	271,635

Net deferred tax assets:	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $528,701 and $271,635, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized as of December 31, 2008 and 2007.

The Financial Accounting Standards Board has published FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the  statement of operations. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company has completed its evaluation of the effects of FIN 48 and has concluded that the adoption of FIN 48 did not impact the financial statements for the period ended December 31, 2008.

QUALSEC

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 5 – RELATED PARTY TRANSACTIONS

An officer and shareholder of the Company advanced $3,000 to the Company in November 2006 which was repaid in the same month. The same officer and shareholder loaned $80,000 to the Company on an interest free basis in November 2006, and advanced an additional $120,000 during the year ended December 31, 2007. The loan is represented by a promissory note which is due upon completion of the offering of common stock, which closed in January 2008.  The Company repaid $184,500 of the Note in January 2008, and $8,526 in December 2008, leaving a balance of $6,974 as of December 31, 2008.  The officer/shareholder is entitled to receive interest of 8% per annum on the note commencing on July 1, 2007,  and, to the extent such note is unpaid, it shall be convertible into common stock at 75% of the initial trading price of Company common stock.   Interest of $0 (zero) was accrued and unpaid on the note as of December 31, 2008.

We borrowed $30,000 from an investment fund on March 12, 2008 under a convertible promissory note due December 31, 2008, and bearing 8% interest. The note is convertible into common stock at $.01 per share. An additional $100,000 was loaned on the same terms on May 27, 2008. The fund is controlled by the brother of an officer/director.  Interest of $6,653 was accrued and unpaid on the notes as of December 31, 2008.

The Company determined that the convertible notes do not have a beneficial conversion feature since the market price of the stock is approximately $.01 per share; the conversion price is the same.

Pursuant to three-year employment contracts dated November 27, 2006, the officers are both entitled to compensation of $150,000 per annum; however, the compensation payable to Mr. Hand is deferred until such time as the Company has cash available for paying such compensation, and Dr. Kelton is deferring $78,000 ($6,500 per month) of such annual compensation on the same basis.  In March 2008, Dr. Kelton agreed to defer an additional $4,000 per month in salary. On September 1, 2008, Dr. Kelton agreed to defer all of his salary.  In September 2008, Dr. Kelton entered into a settlement agreement terminating his employment agreement.  As of December 31, 2008, the total deferred compensation was $467,001, including $32,866 for accrued payroll taxes related to the deferred compensation.

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

The Company has experienced losses from operations. For the twelve months ended December 31, 2008 and 2007, the Company incurred net losses of $497,413 and $522,856, respectively.  Additionally, the Company has an aggregate accumulated deficit from Inception (October 18, 2006) through December 31, 2008 of $1,052,595.

NOTE 7 – LITIGATION

As of December 31, 2008, the Company is not aware of any current or pending litigation which may affect the Company’s operations.