Form 10-Q
period 2009-03-31
QUALSEC
filed 2009-05-12
CIK 1382056

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2009

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

Title of Class                                                           Number of Shares outstanding at May 11, 2009

QUALSEC

(A Development Stage Company)

Condensed Balance Sheets

                                                                       ASSETS

                                                                                                          Unaudited          Audited

                                                                                                              As of                As of

                                                                                                          March 31,     December 31,

                                                                                                              2009                2008

Current Assets

Cash and cash equivalents                                                                $     115,053      $    150,477

    Total current assets                                                                             115,053            150,477

Property and equipment, net                                                                      4,491                 5,061

Other assets

              Technology rights                                                                               1                         1

    Total assets                                                                                  $     119,545      $    155,540

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable and accrued liabilities                                            $       69,897      $      68,616

Deferred compensation payable – related party                                        477,500            467,000

Convertible note payable – related party                                                  136,974           136,974

Accrued interest – related party                                                                   9,393                6,653

    Total current liabilities                                                                         693,764           674,244

    Total liabilities                                                                                     693,764           679,244

Stockholders’ deficit

Preferred stock, no par value; unlimited number of

  shares authorized; no shares issued and outstanding                                         --                     --

Common stock, no par value; unlimited number of

  shares authorized; 170,000,000 and 151,450,000

  shares issued and outstanding                                                                298,902           298,902

Additional paid in capital                                                                         229,988           229,988

Deficit accumulated during the development stage                             (1,103,110)      (1,052,595)

    Total stockholders’ deficit                                                                (574,219)         (523,704)

Total liabilities and stockholders’ deficit                                            $     119,545      $    155,540

The accompanying notes are an integral part of the financial statements.

QUALSEC

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                        FROM INCEPTION

                                                 FOR THE THREE       FOR THE THREE        ON OCTOBER 18,

                                                MONTHS ENDED     MONTHS ENDED        2006 THROUGH

                                                     MARCH 31,                MARCH 31,                  MARCH 31

                                                           2009                            2008                              2009

REVENUES                            $                           --     $                           --     $                            --

EXPENSES

  General and administrative                             4,706                          12,100                         100,043

  Payroll expense                                           43,020                        106,720                         727,701

  Research and development                                  --                          12,500                         250,500

      Total operating expenses                         47,775                        129,320                      1,078,244

NET OPERATING LOSS                         (47,775)                      (131,320)                   (1,078,244)

OTHER INCOME (EXPENSE)

Interest expense – related party                     (2,739)                            (711)                            (24,866)

      Total other income (expense)                  (2,739)                             (831)                        (24,866)

NET LOSS                              $                (50,515)      $              (132,151)     $             (1,103,110)

LOSS PER COMMON

SHARE - BASIC                     $                      (.00)     $                      (.00)

Basic weighted average

shares outstanding                                 170,000,000                 168,143,956

The accompanying notes are an integral part of these financial statements.

QUALSEC

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                                       FOR THE THREE           FOR THE THREE     FROM INCEPTION

                                                                                                                         MONTHS ENDED           MONTHS ENDED     (October 18, 2006)

                                                                                                                                 MARCH 31,                      MARCH 31,          through

                                                                                                                                    2009                                    2008              March 31, 2009

Cash Flows from Operating Activities:

Net loss                                                                                                              $        (50,515)                $            (130,151)       $                (1,103,110)

  Adjustments to reconcile net loss to net cash

   used by operating activities:

    Depreciation                                                                                                                   570                                       260                                   3,276

    Stock based compensation for services                                                                              --                                          --                                   30,000

Changes in assets and liabilities:

Increase (decrease) in accounts payable and accrued liabilities                                           1,281                                   32,640                                69,898

(Increase) decrease in prepaid expenses                                                                                  --                                       (300)                                  (300)

Increase in accrued interest – related party                                                                       2,739                                        831                                  9,393

Increase in deferred compensation payable –

  related party                                                                                                                 10,500                                   82,409                               477,501

 Net cash provided (used) by operating activities                                                          (35,424)                                 (37,720)                             (573,042)

Cash flows from investing activities:

Purchase of equipment                                                                                                           --                                            --                                   (7,767)

Net cash used by investing activities                                                                                      --                                             --                                    (7,767)

Cash Flows from Financing Activities:

 Issuance of Stock for cash                                                                                                    --                                     185,500                                498,888

 Proceeds from loan – related party                                                                                       --                                               --                                    3,000

 Payment on loan – related party                                                                                           --                                              --                                 (11,256)

 Proceeds from note payable – related party                                                                           --                                               --                                330,000

 Payments on note payable – related party                                                                             --                                                                                (184,500)

Net cash provided by financing activities                                                                               --                                        31,000                                635,862

Net increase (decrease) in cash                                                                                      (35,424)                                     (6,720)                                115,053

Cash, at beginning of period                                                                                          150,477                                     34,724                                          --

Cash, at end of period                                                                       $                           115,053        $                           28,004      $                         115,053

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest                                                                                             $                                   --           $                                  --       $                                   --

Income taxes                                                                                     $                                  --            $                                  --       $                                  --

Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of stock for technology right                                     $                               --                 $                               --         $                                    1

Offering costs                                                                          $                               --                 $                               --         $                             1,099

The accompanying notes are an integral part of these financial statements.

QUALSEC

(A Development Stage Company)

                  NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2009

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the periods ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

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

Offering Costs – Costs of issuing stock are deducted from the proceeds of the issue. These are costs of the Company’s Regulation A Offering. For the year ended December 31, 2007, $1,086 in costs associated with the Company’s Regulation A Offering were deducted from the proceeds.  There were no additional offering costs for the amounts raised as of March 31, 2009.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 4].

Loss Per Share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Shares (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from October 18, 2006 (Date of inception) through March  31, 2009, the Company had no potentially dilutive securities.

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

Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March  31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, receivables, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Accrued Vacation Liabilities – Each of the two employees are entitled to three week’s paid vacation per year.  The amount of accrued vacation is accrued as a liability pursuant to FAS No. 43,.Accounting for Compensated Absences. As of March 31, 2009 and December 31, 2008, the amount of accrued vacation was $36,900 and $34,800, respectively.

Recently Enacted Accounting Standards – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2008 fiscal year. We do not expect the adoption of  FAS 157 to have a significant impact on our financial statements. .

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

NOTE 2  - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock and preferred stock.  In October 2006, in connection with its organization, the Company issued 140,000,000 shares of common stock to two individuals who are officers/shareholders of the Company.  The shares were issued for technology rights valued at $1.  In July and September 2007, the Company sold 11,450,000 shares in its Regulation A placement at a price of $.01 per share.  Net proceeds were $113,401.  In January 2008, the Company sold the remaining 18,550,000 shares requested in the offering for proceeds of $185,500.  In October, 2008, the Company sold 109,400,000 shares of common stock to an investor group for $200,000 cash.  The two officers and directors each cancelled 54,700,000 shares in connection with the financing; therefore the total shares outstanding were unchanged

Stock Option Plan - In October 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan (“the Plan”).  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 20,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company.  At March 31, 2009 fully vested awards consisting of options to purchase 4,000,000 shares at a price of $.01 per share were granted.  In accordance with SFAS No. 123 (R), the Company recognized the entire fair value of the options in the statement of operations since they vested immediately. Fair value of $30,000 was determined using the Black Scholes option pricing model based on the following assumptions: risk free interest rate of 2.75%, no dividend yield, volatility of 82% and expected life of the options of 5 years, which are due to expire May 1, 2013.  Total awards available to be granted from the Plan amounted to 16,000,000 shares

NOTE 3  - EQUIPMENT

Furniture and equipment consists of the following at March 31, 2009:

Equipment                                         $       5,461

Furniture                                                     2,306

Less accumulated depreciation               (3,276)

                                                          $     4,491

Furniture and equipment are depreciated on a straight line basis over their estimated useful life, which is 3 years for all equipment and 5 years for the furniture acquired to date.

Depreciation expense for the three months ended March 31, 2009 and 2008 was $570 and $260, respectively.

NOTE 4 - INCOME TAXES

The Company has available at March 31, 2009 an unused operating loss carryforward of approximately $1,103,110 which may be applied against future taxable income and which expires in 2027.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

An officer and shareholder of the Company advanced $3,000 to the Company in November 2006 which was repaid in the same month. The same officer and shareholder loaned $80,000 to the Company on an interest free basis in November 2006, and advanced an additional $120,000 during the year ended December 31, 2007 (including $35,000 in the three months ended March 31, 2007). The loan is represented by a promissory note which is due upon completion of the offering of common stock, which closed in January 2008.  The Company repaid $184,500 of the Note in January 2008, and $8,526 in December 2008, leaving a balance of $6,974 as of March 31, 2009.  The officer/shareholder is entitled to receive interest of 8% per annum on the note commencing on July 1, 2007,  and, to the extent such note is unpaid, it shall be convertible into common stock at 75% of the initial trading price of Company common stock. Interest of $140 was accrued and unpaid on the note as of March 31, 2009.

Pursuant to three-year employment contracts dated November 27, 2006, the officers are both entitled to compensation of $150,000 per annum; however, the compensation payable to Mr. Hand is deferred until such time as the Company has cash available for paying such compensation, and Dr. Kelton is deferring $78,000 ($6,500 per month) of such annual compensation on the same basis.  In March 2008, Dr. Kelton agreed to defer an additional $4,000 per month in salary. As of March 31, 2009, the total deferred compensation was $477,500, including $32,277 for accrued payroll taxes related to the deferred compensation.

We borrowed $30,000 from an investment fund on March 12, 2008 under a promissory note due December 31, 2008 and bearing 8% interest. The note is convertible into common stock at $.01 per share. The fund is controlled by the brother of an officer/director.  We are negotiating for a loan extension.

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

The Company has experienced losses from operations. For the three months ended March 31, 2009 and 2008, the Company incurred net losses of $50,515 and $132,151, respectively.  Additionally, the Company has an aggregate accumulated deficit from Inception (October 18, 2006) through March 31, 2009 of $1,103,110.

NOTE 7 – LITIGATION

As of March 31, 2009, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

Item 2                    PLAN OF OPERATIONS

                In 2007, we raised $113,401 in a Regulation A Offering and obtained $120,000 from a loan provided by an officer and director with loan proceeds as of December 31, 2007 totaling $200,000.  The remaining portion of the offering was sold in January 2008 for proceeds of $185,500, which was used to repay the loan in part. The remaining $15,500 owed to the officer and director, plus accrued simple interest $14,563 as of March 31, 2008 is payable accruing interest at 8% convertible into common stock at 75% of the initial trading price of QualSec common stock. Because the common stock has not yet traded, we cannot predict at this time what the conversion rate will be or the number of shares issuable upon conversion of this note.  We received a loan of $30,000 in March 2008 from an investment fund.  The loan matures December 31, 2008 and bears interest at 8%, and is convertible into common stock at $.30 per share.  We are negotiating for an extension of the due date.

                Our operations have been limited to development of our technology. We have no sales or contracts for sales and have performed only preliminary marketing. Homeland Security sales will be dependent on the government procurement cycle, which in general involves a one-year lead time from awarding contracts until sales can be made. Other sensing applications will not have these time constraints. We believe that  receipt of the additional $4.5 million in financing by December 2009, will be required to reach sales and a break even point. If we encounter a long delay in obtaining governmental contracts for our device, this date will be accordingly pushed back. We cannot expect to facilitate firm contracts without a prototype.

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

                Since we have not yet generated any revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements as of December 31, 2008 filed within our 10-KSB filed on March 31, 2009, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of March 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. UNREGISTERED SALES OF EQUITY  SECURITIES AND USE OF PROCEEDSS THEREFROM – None.

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

Date:    May 11, 2009                                                  By:     /s/ Joel Hand

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