Form 10-Q
period 2009-06-30
QUALSEC
filed 2009-08-14
CIK 1382056

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2009

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

            Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.Yes  [   ]    No  [X]

Indicate by check mark  whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                                 Yes  [   ]    No  [X].

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

Yes  [   ]    No  [X]

            Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value                                                                                         170,000,000

Title of Class                                                           Number of Shares outstanding at June 30, 2009

QUALSEC

(A Development Stage Company)

Condensed Balance Sheets

                                                                                     ASSETS

                                                                                                                         Unaudited          Audited

                                                                                                                             As of                As of

                                                                                                                          June 30,       December 31,

                                                                                                                             2009                2008

Current Assets

Cash and cash equivalents                                                                $       67,792      $    150,477

                   Total current assets                                                                               67,792            150,477

P              Property and equipment, net                                                                     3,921                 5,061

Other      Other assets

              Technology rights                                                                                              1                         1

                   Total assets                                                                                  $     71,713        $    155,540

                                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current    Current liabilities

Accounts payable and accrued liabilities                                            $       75,164      $      68,616

Deferred compensation payable – related party                                        472,000            467,000

Convertible note payable – related party                                                  136,974           136,974

Accrued interest – related party                                                                 11,853                6,653

    Total current liabilities                                                                         695,992           674,244

    Total liabilities                                                                                     695,992           679,244

                 Stockholders’ deficit

                 Preferred stock, no par value; unlimited number of

                    shares authorized; no shares issued and outstanding                                                        --                     --

                 Common stock, no par value; unlimited number of

                shares authorized; 170,000,000 and 151,450,000

  shares      issued and outstanding                                                                          298,902           298,902

                Additional paid in capital                                                                        229,988           229,988

D              Deficit accumulated during the development stage                              (1,153,169)      (1,052,595)

                   Total stockholders’ deficit                                                                  (624,279)         (523,704)

Tot           Total liabilities and stockholders’ deficit                                           $       71,713      $    155,540

The accompanying notes are an integral part of the financial statements.

QUALSEC

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                        FOR THE                     FOR THE                   FOR THE                 FOR THE        FROM INCEPTION

                                                                THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS     ON OCTOBER 18,

                                                                         ENDED                        ENDED                      ENDED                    ENDED             2006 THROUGH

                                                                    JUNE 30, 2009             JUNE 30, 2008           JUNE 30, 2009         JUNE 30, 2008         JUNE 30, 2009

                REVENUES                            $                             --    $                         --      $                         --        $                         --        $                       --

EX           EXPENSES

  G            General and administrative                           4,832                         8,488                           9,537                           20,589                       104,875

                 Payroll expense                                            42,488                     113,674                         85,558                         220,394                       770,189

                 Research and development                                --                       44,000                                 --                           56,500                       250,500

                Total operating expenses                            47,320                     166,162                         95,095                         297,483                    1,125,563

NET       OPERATING LOSS                                     (47,320)                  (166,162)                      (95,095)                      (297,483)                 (1,125,563)

              OTHER INCOME (EXPENSE)

               Interest expense – related party                  (2,739)                      (1,643)                        (5,479)                          (2,475)                      (27,606)

              Total other income (expense)                        (2,739)                      (1,643)                        (5,479)                          (2,475)                      (27,606)

               NET LOSS                                 $                  (50,059)    $            (167,805)      $            (100,574)        $            (299,958)        $       (1,153,169)

               LOSS PER COMMON

               SHARE - BASIC                       $                        (.00)    $                    (.00)                            (.00)                              (.00)

Basic     weighted average

               shares outstanding                       170,000,000              170,000,000                170,000,000                  169,071,978

The accompanying notes are an integral part of these financial statements.

QUALSEC

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                                                FOR THE SIX                      FOR THE SIX             FROM INCEPTION

                                                                                                                             MONTHS ENDED               MONTHS ENDED          (October 18, 2006)

                                                                                                                                    JUNE 30,                             JUNE 30,                          through

                                                                                                                                         2009                                    2008                         June 30, 2009

                  Cash Flows from Operating Activities:

                  Net loss                                                                                                      $                  (100,574)                            (299,958)      $             (1,153,169)

                 Adjustments to reconcile net loss to net cash

          used by operating activities:

                    Depreciation                                                                                                               1,141                                      520                               3,847

                    Stock based compensation for services                                                                              --                                         --                             30,000

Chang           Changes in assets and liabilities:

                    Increase (decrease) in accounts payable and accrued liabilities                                      6,548                                 37,906                             75,165

(Increase) decrease in prepaid expenses                                                                             --                                   (300)                               (300)

Increase in accrued interest – related party                                                                  5,200                                   2,475                             11,854

Increase in deferred compensation payable –

                    related party                                                                                                               5,000                               126,000                           472,001

                   Net cash provided (used) by operating activities                                                        (82,685)                            (103,057)                       (560,303)

                    Cash flows from investing activities:

                    Purchase of equipment                                                                                                      --                                         --                            (7,767)

                    Net cash used by investing activities                                                                                  --                                         --                            (7,767)

C                  Cash Flows from Financing Activities:

                    Issuance of Stock for cash                                                                                                 --                               185,500                           498,888

                    Proceeds from loan – related party                                                                                    --                                         --                               3,000

                    Payment on loan – related party                                                                                       --                                         --                          (11,256)

                    Proceeds from note payable – related party                                                                       --                               130,000                           330,000

                    Payments on note payable – related party                                                                         --                            (184,500)                        (184,500)

                    Net cash provided by financing activities                                                                           --                               131,000                           635,862

Net              Increase (decrease) in cash                                                                                       (82,685)                              (27,943)                             67,792

                   Cash, at beginning of period                                                                                      150,477                                 34,724                                     --

C                 Cash, at end of period                                                                         $                       67,792        $                       62,667      $                     67,792

                   Supplemental Disclosure of Cash Flow Information:

                    Cash paid during the period for:

                   Interest                                                                                                $                               --        $                               --      $                             --

          I       Income taxes                                                                                        $                               --        $                               --      $                             --

                 Supplemental Schedule of Non-cash Investing and Financing Activities:

          Issuance of stock for technology right                                                   $                               --        $                               --      $                              1

          Offering costs                                                                                        $                               --        $                               --      $                       1,099

The accompanying notes are an integral part of these financial statements.

QUALSEC

(A Development Stage Company)

                  NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization –QualSec (the “Company”) was organized under the laws of the State of Wyoming on October 18, 2006. The Company is developing an electronic olfactory device.  The Company has not yet generated any revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements- The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the periods ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

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

Loss Per Share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Shares (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from October 18, 2006 (Date of inception) through June 30, 2009, the Company had no potentially dilutive securities.

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

Accrued Vacation Liabilities – The employee is entitled to three week’s paid vacation per year.  The amount of accrued vacation is accrued as a liability pursuant to FAS No. 43, Accounting for Compensated Absences. As of June 30, 2009 and December 31, 2008, the amount of accrued vacation was $39,042 and $34,800, respectively.

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

NOTE 2  ‑ CAPITAL STOCK

Common Stock ‑ The Company has authorized an unlimited number of shares of no par value common stock and preferred stock.  In October 2006, in connection with its organization, the Company issued 140,000,000 shares of common stock to two individuals who are officers/shareholders of the Company.  The shares were issued for technology rights valued at $1.  In July and September 2007, the Company sold 11,450,000 shares in its Regulation A placement at a price of $.01 per share.  Net proceeds were $113,401.  In January 2008, the Company sold the remaining 18,550,000 shares requested in the offering for proceeds of $185,500.  In October, 2008, the Company sold 109,400,000 shares of common stock to an investor group for $200,000 cash.  The two officers and directors each cancelled 54,700,000 shares in connection with the financing; therefore the total shares outstanding were unchanged

Stock Option Plan - In October 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan (“the Plan”).  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 20,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least

85% of the market price.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company.  At March 31, 2009 fully vested awards consisting of options to purchase 4,000,000 shares at a price of $.01 per share were granted.  In accordance with SFAS No. 123 (R), the Company recognized the entire fair value of the options in the statement of operations since they vested immediately. Fair value of $30,000 was determined using the Black Scholes option pricing model based on the following assumptions: risk free interest rate of 2.75%, no dividend yield, volatility of 82% and expected life of the options of 5 years, which are due to expire May 1, 2013.  Total awards available to be granted from the Plan amounted to 16,000,000 shares

NOTE 3  - EQUIPMENT

Furniture and equipment consists of the following at June 30, 2009, 2009:

Equipment                                         $       5,461

Furniture                                                     2,306

Less accumulated depreciation               (3,846)

                                                          $     3,921

Furniture and equipment are depreciated on a straight line basis over their estimated useful life, which is 3 years for all equipment and 5 years for the furniture acquired to date.

Depreciation expense for the three months ended June 30, 2009 and 2008 was $570 and $260, respectively.

NOTE 4 ‑ INCOME TAXES

The Company has available at June 30, 2009 an unused operating loss carryforward of approximately $1,153,000 which may be applied against future taxable income and which expires in 2027.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

An officer and shareholder of the Company advanced $3,000 to the Company in November 2006 which was repaid in the same month. The same officer and shareholder loaned $80,000 to the Company on an interest free basis in November 2006, and advanced an additional $120,000 during the year ended December 31, 2007 (including $35,000 in the three months ended March 31, 2007). The loan is represented by a promissory note which is due upon completion of the offering of common stock, which closed in January 2008.  The Company repaid $184,500 of the Note in January 2008, and $8,526 in December 2008, leaving a balance of $6,974 as of June 30, 2009.  The officer/shareholder is entitled to receive interest of 8% per annum on the note commencing on July 1, 2007,  and, to the extent such note is unpaid, it shall be convertible into common stock at 75% of the initial trading price of Company common stock. Interest of $279 was accrued and unpaid on the note as of June 30, 2009.

Pursuant to three-year employment contracts dated November 27, 2006, the officers are both entitled to compensation of $150,000 per annum; however, the compensation payable to Mr. Hand is deferred until such time as the Company has cash available for paying such compensation, and Dr. Kelton is deferring $78,000 ($6,500 per month) of such annual compensation on the same basis.  In March 2008, Dr. Kelton agreed to defer an additional $4,000 per month in salary. As of June 30, 2008, the total deferred compensation was $477,500, including $32,277 for accrued payroll taxes related to the deferred compensation.

We borrowed $30,000 from an investment fund on March 12, 2008 under a promissory note due December 31, 2008 and bearing 8% interest. The note is convertible into common stock at $.01 per share. The fund is controlled by the brother of an officer/director.  We are negotiating for a loan extension.

NOTE 6 ‑ GOING CONCERN

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

The Company has experienced losses from operations. For the three months ended March 31, 2009 and 2008, the Company incurred net losses of $50,059 and $100,574, respectively.  Additionally, the Company has an aggregate accumulated deficit from Inception (October 18, 2006) through June 30, 2009 of $1,153,169.

NOTE 7 – LITIGATION

As of March 31, 2009, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

NOTE 8 – SUBSEQUENT EVENT

The Company has transferred its electronic sensor assets to a former employee in exchange for the cancellation of all amounts owed to the employee by the Company and the transfer of his shares to the controlling shareholder. In addition, the Company has begun tentative operations in the internet marketing industry.

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

                                              PART II.  OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS  -  None

Item 2.UNREGISTERED SALES OF EQUITY  SECURITIES AND USE OF PROCEEDSS THEREFROM – None.

Item 3.DEFAULTS UPON SENIOR SECURITIES - None

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.OTHER INFORMATION - None

Item 6.EXHIBITS

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

                                                                                    QUALSEC

Date:    August  14, 2009                                                          By:     /s/ Joel Hand

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

