Form 10-K/A
period 2008-12-31
QUALSEC
filed 2009-10-23
CIK 1382056

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

In 2007, we raised $113,401 in a Regulation A Offering and obtained $120,000 from a loan provided by an officer and director with loan proceeds as of December 31, 2007 totaling $200,000.  The remaining portion of the offering was sold in January 2008 for proceeds of $184,500, which was used to repay the loan in part. The remaining $15,500 owed to the officer and director, plus accrued simple interest ($13,833 as of December 31, 2007)  is payable  with interest at 8% convertible into common stock at 75% of the average trading price of the common stock for the first 10 days of trading, or $.206625 per share.  In November 2008, Qualsec began to repay the loan and interest on the $15,500 owed.  As of December 31, 2008, there is $6,900 still owed to the officer.

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

Item 9(T).

CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, we determined that our internal controls and disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Companys periodic SEC filings within the required time periods. The reason for our disclosure controls and procedures were not deemed effective is that this Annual Report, when originally filed, did not include managements report on internal controls over financial reporting, but only its report on disclosure controls.

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

October 22, 2009

By:     /s/ Edward Bukstel

President and Chief Financial

Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the  Registrant and in the capacities and on the date indicated.

QUALSEC

Date:

October 22, 2009

By:     /s/ Edward Bukstel

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Qualsec

1829 East Franklin Street

Chapel Hill, NC 27514

We have audited the accompanying balance sheets of Qualsec as of December 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows for the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Qualsec as of December 31, 2008, and the results of its operations, changes in stockholders’ equity and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

QUALSEC
[A Development Stage Company]
INCOME STATEMENTS

	Year	Year	From Inception
	Ended	Ended	on October 18, 2006
	"Dec. 31	"Dec. 31	Through December
	2008	2007	31, 2008
Total Income	$ -	$ -	$ -

Total Cost of Sales	-	-	-

Gross Margin	-	-	-

Expenses
General and Administrative	103,164	44,791	153,840
Compensation Expense	275,454	324,232	626,126
Research and Development	110,500	140,000	250,500
Total Expenses	489,118	509,023	1,030,468

Net Operating Loss	(489,118)	(509,023)	(1,030,468)

Other Income (Expense)
Interest Expense - Related Party	(8,295)	(13,833)	(22,127)
Total Other Income (Expense)	(8,295)	(13,833)	(22,127)

Net Income (Loss)	$ 497,413)	$ (522,856)	$ (1,052,595)

Per Share Information:

Net Income (Loss) per share	$ (0.14)	$ (0.00)

Basic weighted average number
common stock shares outstanding	170,000,000	145,920,137

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