Form 10-Q/A
period 2009-06-30
QUALSEC
filed 2009-10-23
CIK 1382056

FORM 10-Q /A

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

Item 2                    PLAN OF OPERATIONS

                In 2007, we raised $113,401 in a Regulation A Offering and obtained $120,000 from a loan provided by an officer and director with loan proceeds as of December 31, 2007 totaling $200,000.  The remaining portion of the offering was sold in January 2008 for proceeds of $185,500, which was used to repay the loan in part. The remaining $15,500 owed to the officer and director, plus accrued simple interest $14,563 as of March 31, 2008 is payable accruing interest at 8% convertible into common stock at 75% of the initial trading price of QualSec common stock. Because the common stock has not yet traded, we cannot predict at this time what the conversion rate will be or the number of shares issuable upon conversion of this note.  We received a loan of $30,000 in March 2008 from an investment fund.  The loan matures December 31, 2008 and bears interest at 8%, and is convertible into common stock at $.01 per share.  We are negotiating for an extension of the due date.

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

