Form 10-Q
period 2009-09-30
vitaminspice
filed 2009-11-16
CIK 1382056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

VITAMINSPICE

(Exact name of registrant as specified in its charter)

Wyoming	0-52907	20-5776355
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

996 Old Eagle School Road, Suite 1102 Wayne, Pennsylvania 19087
(Address of principal executive offices)

Registrant’s telephone number, including area code: (610) 994-1657

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                      Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐                                                                 Accelerated Filer   ☐

Non-Accelerated Filer     ☐                                                  Smaller reporting Company   ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Common Stock, no par value

120,999,999

Title of Class

Number of Shares outstanding at September 30, 2009

_____________________________________________________________________________________________________________________

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a)

The unaudited consolidated financial statements of registrant for the three and nine months ended September 30, 2009 and 2008 follow.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

VITAMINSPICE

CONSOLIDATED UNAUDITED BALANCE SHEETS

September 30,

December 31,

ASSETS

2009

2008

CURRENT ASSETS:

Cash

$

21,297

$

--

Due from officer

14,181

18,058

Inventory

10,497

3,991

TOTAL CURRENT ASSETS

45,975

22,049

TOTAL ASSETS

$

45,975

$

22,049

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:

Accounts Payable

$

696

$

--

Promissory Notes

48,000

--

Accrued Interest on Promissory Notes

156

--

TOTAL CURRENT LIABILITIES

48,852

--

TOTAL LIABILITIES

48,852

--

MEMBERS’ EQUITY

Common Stock, no par value, 120,999,999 and

  99,999,999, respectively

292,505

106,000

Accumulated deficit

295,380

(83,951)

TOTAL MEMBERS’ EQUITY

(2,876)

22,049

TOTAL LIABILITIES AND MEMBERS’

  EQUITY

$

45,975

$

22,049

The accompanying notes are an integral part of these financial statements.

                                                                                                                        3

VITAMINSPICE

CONSOLIDATED UNAUDITED  STATEMENTS OF OPERATIONS

FOR THE

FOR THE

FOR THE

FOR THE

THREE MONTHS

THREE MONTHS

NINE MONTHS

NINE MONTHS

ENDED

ENDED

ENDED

ENDED

SEPT. 30, 2009

SEPT. 30, 2008

SEPT. 30, 2009

SEPT. 30, 2008

REVENUES

$

--

$

--

$

--

$

--

COST OF GOODS SOLD

--

1,236

(56)

(2,877)

GROSS PROFIT

--

(1,236)

(56)

(2,877)

EXPENSES

  General and administrative

54,794

17,585

131,401

26,386

  Compensation and consulting

8,400

--

43,908

30,000

  Research and development

5,150

1,164

35,909

2,713

      Total operating expenses

68,344

18,749

211,218

59,099

NET OPERATING LOSS

(68,344)

(19,985)

(211,274)

(61,976)

OTHER INCOME (EXPENSE)

Interest expense

(156)

--

(156)

--

      Total other income (expense)

(156)

--

(156)

--

NET LOSS

$

(68,500)

$

(19,985)

$

(211,430)

$

(61,976)

LOSS PER COMMON

SHARE - BASIC

$

(.00)

$

(.00)

$

(.00)

$

(.00)

Basic weighted average

shares outstanding

100,458,834

67,966,533

83,871,536

59,230,780

The accompanying notes are an integral part of these financial statements.

VITAMINSPICE

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

2009

2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss

$

(211,430)

$

(61,976)

(Increase) decrease in operating assets:

Due from officer

3,877

(21,502)

Inventory

(6,506)

(2,522)

Increase (decrease) in operating liabilities:

Accounts payable

696

--

  Total cash (used in) operating activities

(213,363)

(86,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from promissory notes

48,000

--

Increase in interest on promissory notes

156

--

Issuance of shares in reverse merger

(696)

--

Issuance of interests for services

15,200

30,000

Issuance of interests for cash

172,001

56,000

Total cash provided by financing activities

234,661

86,000

NET INCREASE IN CASH

21,298

--

CASH, BEGINNING OF PERIOD

--

--

CASH. END OF PERIOD

$

21,298

$

--

The accompanying notes are an integral part of these financial statements.

VITAMINSPICE AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

1.

MANAGEMENT'S PRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed financial statements have been prepared by VitaminSpice without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of June 30, 2009 in the Company’s Form 8-K/A dated September 28, 2009, and the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

2.

SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the condensed consolidated financial statements.

Description of Business

VitaminSpice, a Wyoming corporation formerly known as Qualsec (“VitaminSpice” or “the Company”) , through its wholly-owned subsidiary, Vitamin Spice, LLC, combines its  proprietary blends of premium herbs and spices with essential vitamin, minerals, nutrients, and antioxidants.

The Company was originally incorporated under the name Qualsec on October 16, 2006 to develop an electronic sensor. This business model was disposed of for nominal consideration in the quarter ended September 30, 2009 (see Note 10) and the Company acquired all of the outstanding membership interests of VitaminSpice, LLC on September 28, 2009. The acquisition has been accounted for as a reverse acquisition, in which VitaminSpice, LLC is deemed to be the accounting acquiror. See Note 8.

VITAMINSPICE AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The accompanying consolidated financial statements include VitaminSpice, a Wyoming corporation, and its operating subsidiary, VitaminSpice, LLC, a Delaware limited liability company.

Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivables are included in net cash provided by operations activities in the consolidated cash flow statements. The company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance management considers historical losses, current receivables aging reports and existing industry and  economic data. The company reviews its allowances every month. Past due invoices over 90 days that exceed a specific amount are reviewed individually for collectability. During the nine month period ended September 30, 2009, there were no amounts charged off against the allowance after all means of collection were exhausted and the potential for recovery was considered remote. There was no additional allowance for doubtful accounts recorded based on current exposure.

Inventories

Inventories are stated at lower of cost or market and consist of materials, labor and overhead. The Company determines the cost of inventory by the first-in, first-out method. The Company evaluates inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. In order to state the inventory at lower of cost or market, the Company maintains reserves against its inventory. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. Inventories consist of raw material, work in progress and finished goods of manufactured products.

VITAMINSPICE AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.  The Company recognizes revenue from product sales when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured. Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales. Returns on defective custom parts may only be exchanged for replacement parts within 30 days of the invoice date.  Returns on defective catalogue parts, which can be resold, may be exchanged for replacement parts or for a refund.  Revenue from non-refundable customer tooling deposits is recognized when the materials are shipped or when the deposit is forfeited, whichever is earlier.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income tax

We are subject to income taxes in the U.S.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

VITAMINSPICE AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions by management include among others:  useful lives and residual values of fixed assets, fair market values of inventory, and goodwill and intangible assets impairment tests. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Fair Value Measurements

Effective beginning second quarter 2009, the FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For VitaminSpice, this statement applies to certain investments and long-term debt.  Also, the FASB ASC Topic 820, Fair Value Measurements and Disclosures , clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value of the Company’s investments and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc…).

•

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company adoption of FASB ASC Topic 825 did not have a material impact on the company’s consolidated financial statements.

VITAMINSPICE AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements continued

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets and/or liabilities carried at fair value on a recurring basis at September 30, 2009.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

Basic and diluted earnings per share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding.  Diluted Earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•

Warrants,

•

Employee stock options, and

•

Other equity awards, which include long-term incentive awards.

The FASB ASC Topic 260, Earnings Per Share, requires VitaminSpice to include additional shares in the computation of earnings per share, assuming dilution.

Diluted earnings per share is based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Basic and diluted earnings per share are the same as there was no dilutive effect of the warrants and stock options for the three and nine months ended September 30, 2009 and 2008.

VITAMINSPICE AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2009 and 2008.

Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on July 9, 2009. The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through November 15, 2009, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no subsequent events.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Condensed Consolidated Statement of Operations and Other Comprehensive Income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

There were no share-based compensation costs that were included in operating expenses for the three months ended September 30, 2009 and 2008, respectively.

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

VITAMINSPICE AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (Continued)

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855),"Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810),"Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair

Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

VITAMINSPICE AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company adopted certain provisions of FASB ASC Topic 820 as of March 30, 2008, to evaluate the fair value of certain of its financial assets required to be measured on a recurring basis. Under FASB ASC Topic 820, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•

Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of September 30, 2009, the Company had only cash and cash equivalents of $21,297.

For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

3.

COMMITMENTS AND CONTINGENCIES

The Company leases its office spaces under a month to month lease. Total rent and lease expense was $2,190 and $1,560 for the three months ended September 30, 2009 and 2008, respectively, and $3,590 and $2,060 for the nine months ended September 30, 2009 and 2008, respectively.

4.

ACCOUNTS RECEIVABLE

Accounts receivable were $0 and $0 as of December 31, 2008 and September 30, 2009.

VITAMINSPICE AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

5.

INVENTORIES

Inventories consist of raw materials as of September 30, 2009 and December 31, 2008.

6.

 INCOME TAX

We do not have any deferred tax assets or liabilities in the periods presented. Our statutory federal income tax is 34% and our state income tax rate is 9.9%.  The company has no amounts of federal tax due in the periods presented.

7.

PROMISSORY NOTES

In the quarter ended September 30, 2009, the Company borrowed $48,000 from five shareholders at 8% interest under promissory notes due July 31, 2010. The notes are convertible into common stock at the option of the holder at a price of $.20 per share. No beneficial conversion amount was booked since the option price was equal to the market price of the common stock. Interest of $156 was accrued on the notes for the quarter.

8.

ACQUISITION

On September 28, 2009, pursuant to an Agreement and Plan of Reorganization dated September 28, 2009 the Registrant acquired all of the membership interests of Vitamin Spice, LLC, a Delaware limited liability company (“Vitamin Spice”),  in exchange for 99,999,998 newly issued shares of common stock.  As a result of the acquisition, and the other issuances set forth in below, there are now 120,999,999 shares of common stock outstanding. (All share numbers herein give effect to the 1-for-30 reverse stock split filed with the state of Wyoming on September 9, 2009.).

On the closing, the Registrant issued 50,000 shares to its retiring officer and director, Learned J. Hand, for services rendered, and 1 share was issued to the Depository Trust Company for rounding on the prior 1-for-30 reverse stock split. On the closing, and as a condition thereto, the five holders of the Registrant’s $130,000 in convertible promissory notes issued on March 12, 2008 and May 27, 2008 converted their notes into a total of 15,793,333 shares of common stock.

The Registrant changed its name to "VitaminSpice" via an amendment to its Articles of Incorporation which was filed with the state of Wyoming effective November 2, 2009.

VITAMINSPICE AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

8.

ACQUISITION (continued)

The exchange transaction has been accounted for as a reverse acquisition using the purchase method of accounting. VitaminSpice LLC has been treated as the acquiring company for accounting purposes under the Business Combinations Standard Codified within ASC 805.  As a result of the reverse acquisition, the statements of operations presented herein include the results of Vitamin Spice for the nine and three months ended September 30, 2009 and 2008 and  include the results of Qualsec for the period from date of acquisition (September 28, 2009) to September 30, 2009.

Because VitaminSpice LLC is treated as the acquirer for accounting purposes, the equity accounts are adjusted for the share exchange and carried forward. Prior accumulated deficits of VitaminSpice LLC are adjusted to common stock therefore carrying forward the accumulated deficit or earnings of VitaminSpice LLC.

The common stock per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse acquisition on September 28, 2009 for all periods presented.

9.

STOCK OPTION PLAN

In October 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan (“the Plan”).  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 666,667 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company.

At September 30, 2009, fully vested awards consisting of options to purchase 133,334 shares at a price of $.30 per share had been granted, 66,667 of which had lapsed.  In accordance with SFAS No. 123 (R), the Company recognized the entire fair value of the options in the statement of operations since they vested immediately. Fair value of $30,000 was determined using the Black Scholes option pricing model based on the following assumptions: risk free interest rate of 2.75%, no dividend yield, volatility of 82% and expected life of the options of 5 years, which are due to expire May 1, 2013.  Total awards now available to be granted from the Plan amounted to 600,000 shares as of September 30, 2009.

VITAMINSPICE AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

10.

RELATED PARTY TRANSACTIONS

            The former officers,   Dr. Arden Kelton and Joel Hand, entered into Release and Settlement Agreements in August 2009. The effect of these agreements was to eliminate the deferred compensation of $472,000 outstanding, the accrued vacation liability of $39,042, the accrued payroll taxes on the deferred compensation of $32,277, and Joel Hand’s note for $6,974 in principal and $279 in interest. In these agreements they each released Qualsec from any liability to them. Mr. Hand received the cash on hand in exchange for a redemption of his remaining 510,000 shares of common stock. The intangible assets were transferred to Dr. Kelton at no cost in connection with his release and settlement.

11.

EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three and nine months ended September 30, 2009 and the same period in 2008, there were no dilutive shares included for stock options or warrants.

The following tables set forth the computation of basic and diluted net income per share:

For The Three Months Ended

September 30

2009

2008

(unaudited)

(unaudited)

Net income (loss) attributable to the

common stockholders

$

(68,500)

$

(19,984)

Basic weighted average outstanding

Shares of common stock

100,458,834

67,966,533

Dilutive effect of options and warrants

Diluted weighted average common stock

And common stock equivalents

100,458,834

67,966,533

Earnings per share:

Basic

$

(.00)

$

(.00)

Diluted

$

(.00)

$

(.00)

VITAMINSPICE AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

11.

EARNINGS PER SHARE (continued)

For The Nine Months Ended

September 30

2009

2008

(unaudited)

(unaudited)

Net income (loss) attributable to the

common stockholders

$

(211,430)

$

(61,976)

Basic weighted average outstanding

Shares of common stock

84,371,536

59,230,781

Dilutive effect of options and warrants

Diluted weighted average common stock

And common stock equivalents

84,371,536

59,230,781

Earnings per share:

Basic

$

(.00)

$

(.00)

Diluted

$

(.00)

$

(.00)

12.

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

The Company has an aggregate accumulated deficit from Inception (February 25, 2008) through September 30, 2009 of $295,381.

ITEM  2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause our actual results to differ materially from any forward-looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Overview

VitaminSpice (“VitaminSpice” or “the Company”) develops and markets vitamin enriched food products, including spices. Vitamins are microencapsulated to offer partial protection from cooking heat and to protect the flavor of the spices. The Company operates through its wholly-owned subsidiary, VitaminSpice, LLC, which is the continuation of a sole proprietorship established by Mr. Edward Bukstel on February 25, 2008. On September 28, 2009, this operating subsidiary entered into a reverse merger with the Company, pursuant to which the ownership interests of Vitamin Spice, LLC were exchanged for shares of the Company, and the name of the parent was changed from "Qualsec" to "Vitamin Spice." This transaction was reported in a Current Report on 8-K dated September 28, 2009 and filed on October 2, 2009, and as amended on October 28, 2009.

Qualsec was organized in October 2006 to develop and market a proprietary electronic nose. The assets related to this business were transferred to one of the founders in August 2009 and the founders forgave all amounts due them from the Company related to their employment and amounts loaned to the Company. In connection with the reverse merger, certain holders of $130,000 in convertible debt converted their debt into shares of common stock. As a result of the forgiveness of debt owed to the founders and this debt conversion, the financial statements of the Company going forward are essentially identical to the historical financial statements of the Vitamin Spice LLC subsidiary.

Results of Operations

The Company did not have sales until after September 30, 2009. A limited amount of internet sales have taken place through November 15, 2009. The Company is establishing distribution for traditional retail distribution at this time and expects substantial retail sales to begin in 2010. We also expect to market to institutions such as schools and hospitals.

Research and Development expenses include costs to develop the product and packaging. We expect that these costs will continue in the future as we continue to develop additional product lines. Consulting and compensation expenses consist of consulting expenses paid to third parties for marketing and other consulting, and also include compensation to our chief executive officer. As of September 30, 2009 we had no salaried employees. We are adding employees in the December 31, 2009 quarter, and we expect future compensation expenses to range from $12,000 per month and higher if required by sales levels. We also expect general and administrative expenses to increase as we increase sales. However, throughout our history, we have been conservative with our costs and will attempt to continue this practice. Until we have significant sales, we intend to conserve cash as far as practicable and avoid debt. We issued equity of $15,200 and $30,000 in the nine months ended September 30, 2009 and 2008, respectively for consulting expenses in order to conserve cash.  We can also expect approximately $50,000 to $100,000 per year in expenses related to auditing and other professional costs related to being public.

Our net loss for the three and nine months ended September 30, 2009 was $68,500 and $211,430, respectively. The amounts for the three and nine months ended September 30, 2008 were $19,985 and $61,976, respectively.

Liquidity and Capital Resources

We have funded our operating expenses from equity infusions totaling $248,001 and convertible promissory notes in the amount of $48,000. The promissory notes bear 8% interest and are convertible at a price of $.20 per share, which was the market price of the common stock at the time of issuance. We expect that we will required from $1 million to $3 million in cash through December 31, 2010, depending on our level of sales, for working capital and general and administrative expenses. We have no commitments or arrangements for any equity placement at this time. We have no lines of credit and due to the current economic climate, we do not expect that any bank lines of credit will be forthcoming.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Contractual Obligations

We do not have any contractual obligations that are currently material or reasonably likely to be material to our financial position or results of operations.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates, including those related to property, plant and equipment, inventories, revenue recognition, inventories, accounts receivable and foreign currency transactions and translation. We base our estimates on historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results, however, may differ significantly from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Property, plant and equipment

Property, plant and equipment are stated at historical cost and are depreciated over the useful lives of the assets. Leasehold improvements and capitalized leased equipment are amortized over the life of the lease. Repair and maintenance expenditures that do not significantly add to the value of the equipment or prolong its life are charged to expense as incurred. Gains and losses on dispositions of property, plant and equipment are included in the related period’s statement of operations. Depreciation is computed primarily using the straight-line method based on estimated useful lives, which range from 3 to 40 years.

Inventories

Inventories consist of raw materials and finished goods. Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. We have no allowance of  for slow-moving or obsolete inventory due to the limited time we have been in operation.

Revenue Recognition

We recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. We recognize revenue from product sales when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured. Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

This has been disclosed in a Current Report on Form 8-K dated September 28, 2009.

Item 3.

Defaults upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders was held on August 9, 2009 for shareholders of record as of July 20, 2009. Present was 124,700,000 of the 170,000,000 outstanding shares. All present voted in favor of the proposals at the meeting, namely, to effect a 1-for 1,000 reverse stock split (or such lesser ratio as determined by the Board of Directors) and to effect an amendment to the Articles of Incorporation to permit shareholders to act by consent action.  The reverse split was eventually effected at a 1-for-30 ratio.

The Registrant, by consent action approved by holders of 69,531,564 of the outstanding 120,999,999 shares, approved an amendment to the Articles of Incorporation to change the corporate name to "VitaminSpice." The amendment became effective on November 2, 2009, 20 days after mailing of the related information statement.

Item 5.

Other Information

None.

Item 6.

Exhibits

The following exhibits are filed herewith:

2.

Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1

Agreement and Plan of Reorganization between the Registrant and Vitamin Spice, LLC (8)

3

Charter and by-laws

3.1

Articles of Incorporation. (1)(3)

3.2

Bylaws (1) (3)

3.3

Amendment to Articles of Incorporation to effect 1-for-30 reverse stock split and to permit action by majority consent (8)

3.4

Amendment to Articles of Incorporation to change the name of the Registrant to Vitamin Spice, LLC (8)

3.5.

Amendment to Articles of Incorporation to provide for Class A Senior Preferred Stock (8)

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

10.5

Promissory Note in favor of JK Advisers Hedge Fund dated March 12, 2008.(4)

10.6

Promissory Note in favor of JK Advisers Hedge Fund dated May 27, 2008.(5)

10.7

Consulting Agreement between VitaminSpice and Dr. Arden A. Kelton.(6)

10.8

Release and Settlement Agreement between VitaminSpice and Dr. Arden A. Kelton ..(6)

10.9

Stock Agreement. (6)

10.10

Form of Stock Option Agreement with Kelton and Hand with schedule of details.(7)

21. Vitamin Spice, LLC is a wholly owned Delaware subsidiary of the Registrant. No trade names are employed.

 Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. (9)

 Certification of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. (9)

(1) Incorporated by reference with such Exhibit as filed with the original filing of the small business issuer’s Offering Statement on Form 1-A, file number 24-10160 (the “Form 1-A”) and also filed with Amendment 2 to such Offering Statement.

(2) Incorporated by reference with such Exhibit as filed with the Amendments 1 and 2 of the Form 1-A.

(3) Incorporated by reference to the exhibit filed with the Registrant's registration statement on Form 10-SB, file number 0-52907.

(4) Incorporated by reference to such document as filed with the Company’s Quarterly Report for the quarter ended March 31, 2008.

(5) Incorporated by reference to such document as filed with the Company’s Quarterly Report for the quarter ended June 30, 2008.

(6) Incorporated by reference to such document as filed with a Current Report on Form 8-K dated August 26, 2008.

(7) Incorporated by reference to such document as filed with the Company’s Annual Report for the Year Ended December 31, 2008.

(8) Incorporated by reference to such document as filed with a Current Report on Form 8-K dated September 28, 2009.

(9)

Filed herewith.

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing.

                                                                                                                                                         22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAMINSPICE

By:/s/ Edward Bukstel

Edward Bukstel

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)

Date:  November 15, 2009

                                                                                                                                                      23