Form 10-K/A
period 2008-12-31
vitaminspice
filed 2010-02-10
CIK 1382056

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

Common Stock, no Par Value –

170,000,000  Shares

style="font-size: 10pt; font-family: "Times","serif";">EXPLANATORY This amendment to our Annual Report on Form 10-K is being filed solely to revise Item 9T, amend the financial statements to correct the style="">  earnings per share for the year ended December 31, 2008 and provide updated certifications. That 10-K describes the prior business of the Company which prior business has been discontinued.

style="letter-spacing: -0.1pt;">

style="font-size: 10pt; font-family: "Times New Roman","serif";">Item 9(T). style="">   CONTROLS AND PROCEDURES

style="font-size: 10pt;">Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, we determined that our internal controls over financial reporting and disclosure controls and procedures were not effective. style="color: black;"> style="font-size: 10pt; color: black;">The reason for our disclosure controls and procedures were not deemed effective is that style=""> this Annual Report, when originally filed, did not include management’s report on internal controls over financial reporting, but only its report on disclosure controls.

style="font-size: 10pt;">

style="font-size: 10pt;">There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

style="font-size: 10pt;">

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements filed herewith are listed under Item 8. No schedules are required.

These are the exhibits filed herewith:

Exhibit Number

Exhibit

Charter and by-laws

3.1

Articles of Incorporation. (1)(3)

3.2

Bylaws (1) (3)

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

style="font-size: 9pt; letter-spacing: -0.1pt;">SIGNATURES

style="font-size: 9pt; letter-spacing: -0.1pt;">

style="font-size: 9pt; letter-spacing: -0.1pt;">             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. class="MsoNormal" style="margin-right: 0.25in; line-height: 12pt;"> style="font-size: 9pt; letter-spacing: -0.1pt;">

style="font-size: 9pt; letter-spacing: -0.1pt;">  style="">                                                                                                               QUALSEC<

style="font-size: 9pt; letter-spacing: -0.1pt;">  font-family: "Times New Roman","serif"; letter-spacing: -0.1pt;">Date: style="">        February 5, 2010 style="">                                                     serif";">By: style="">     /s/ Edward Bukstel style="">

style="font-size: 9pt; font-family: "Times New Roman","serif";"> style="">                                                                                                   style="letter-spacing: -0.1pt;">President and Chief Financial  style="font-size: 9pt; letter-spacing: -0.1pt;">Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the style=""> Registrant and in the capacities and on the date indicated.

style="font-size: 9pt; letter-spacing: -0.1pt;">

  style="">                                                                                                               QUALSEC

style="font-size: 9pt; letter-spacing: -0.1pt;">  style="font-size: 9pt; font-family: "Times New Roman","serif"; letter-spacing: -0.1pt;">Date: style="">        February 5, 2010 style="">     style="">                                                                style="font-size: 9pt; font-family: "Times New Roman","serif";">By: style="">     /s/ Edward Bukstel style="">

style="font-size: 9pt; font-family: "Times New Roman","serif";"> style="">                                                                                                                style="letter-spacing: -0.1pt;">President and Chief Financial  style="font-size: 9pt; letter-spacing: -0.1pt;">style="">Officer (chief financial officer>=

style="font-size: 9pt; letter-spacing: -0.1pt;">                                                                                                               and officer) and Director

style="font-size: 9pt; letter-spacing: -0.1pt;">

style="font-size: 9pt; font-family: "Times New Roman","serif"; letter-spacing: -0.1pt;">Date: style="">        February 5, 2010     ="">                                                                style="font-size: 9pt; font-family: "Times New Roman","serif";">By: style="">     /s/ Dr. Richard Seelig style="">

style="font-size: 9pt; font-family: "Times New Roman","serif";"> style="">                                                                                                                Director

style="font-size: 9pt; letter-spacing: -0.1pt;">

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

QUALSEC
[A Development Stage Company]
INCOME STATEMENTS

	Year	Year	From Inception
	Ended	Ended	on October 18, 2006
	"Dec. 31	"Dec. 31	Through December
	2008	2007	31, 2008
Total Income	$ -	$ -	$ -

Total Cost of Sales	-	-	-

Gross Margin	-	-	-

Expenses
General and Administrative	103,164	44,791	153,840
Compensation Expense	275,454	324,232	626,126
Research and Development	110,500	140,000	250,500
Total Expenses	489,118	509,023	1,030,468

Net Operating Loss	(489,118)	(509,023)	(1,030,468)

Other Income (Expense)
Interest Expense - Related Party	(8,295)	(13,833)	(22,127)
Total Other Income (Expense)	(8,295)	(13,833)	(22,127)

Net Income (Loss)	$ 497,413)	$ (522,856)	$ (1,052,595)

Per Share Information:

Net Income (Loss) per share	$ (0.00)	$ (0.00)

Basic weighted average number
common stock shares outstanding	170,000,000	145,920,137

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