Form 10-K
period 2009-12-31
vitaminspice
filed 2010-04-14
CIK 1382056

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2009

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities and  Exchange Act of 1934 For the transition period from  __________to _________

VITAMINSPICE

(Exact name of registrant as specified  in its charter)

Wyoming

20-5776355

(State or other jurisdiction of

(IRS Employer Identi-

 incorporation or organization)

fication No.)

996 Old Eagle School Road, Suite 1102, Wayne, Pennsylvania

19087

(Address of principal executive offices)

(Zip Code)

Issuer's telephone number: (484) 367-7401

Securities registered pursuant to Section 12(b)of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  no par value common stock

Check  whether the issuer (1) has filed all  reports  required to be filed by Section 13 or 15(d) of the Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been  subject to such filing  requirements  for the past 90 days. Yes [  X  ]      No

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    X

Check if there is no disclosure of delinquent filers in response  to Item 405 of Regulation  S-K is not contained in this form, and no disclosure  will be contained, to the best of registrant's  knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KS or any amendment to this Form 10-K. [  X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ]   Accelerated filer [ ] Non-accelerated filer [ ] Small reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [  X  ]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $8,100,000 based on the last sale price of $.43 on that date.

The number of shares outstanding of the issuer's classes of Common Stock as of  March 30, 2010:

Common Stock, no Par Value –

124,025,099  Shares

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this Annual Report on Form 10-K, including in the sections entitled "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

        Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

PART I

Item 1.

DESCRIPTION OF BUSINESS

Background

VitaminSpice is a Wyoming corporation organized in October 2006 to develop nanotech-based sensor technology under the name QualSec. That business was not successful and on September 28, 2009, the company acquired its current business and changed its name from QualSec to VitaminSpice. In the reverse acquisition, the Company issued 100,000,000 shares to the members of Vitamin Spice, LLC, a Delaware limited liability company organized in April 2008. In addition, option holders of the Delaware limited liability company were offered the opportunity to exchange their options for options to purchase shares of the Registrant, on the same ratio as the exchanging members of Vitamin Spice. All of the optionees exchanged and options were issued to  purchase an aggregate of 10,164,000 shares at prices ranging from $.01 to $05 per share. None of these options have been exercised and 1,154,872 have lapsed.

VitaminSpice LLC, is a continuation of a sole proprietorship founded in February 2008 by Edward Bukstel. As a result of the reverse acquisition, VitaminSpice, LLC became a wholly-owned subsidiary of the public company. All operations are carried out through this subsidiary when we refer to "VitaminSpice" or the "Company" in this Annual Report.  We refer to the consolidated entity unless the context otherwise requires. Our principal office address is 996 Old Eagle School Road, Suite 1102, Wayne, Pennsylvania and our telephone is (484) 367-7401.

Our Product

Vitamin Spice develops and markets a unique line of vitamin-enriched gourmet spices. Through December 31, 2009 VitaminSpice was engaged in product development and preliminary marketing. We had no sales until the quarter ended March 31, 2010. Our initial product line features  ground pepper,  cinnamon, granulated garlic and crushed red pepper packaged in plastic screw top shakers, similar to the currently available packaging used for spices in general. We use gourmet quality spices and high quality vitamin ingredients. Vitamins are specially formulated so as to be taste neutral. Our retail price point is $6.00 - $8.00 which represents a 10% - 20% premium over other high quality spices, that DO NOT have the added vitamins and nutritional supplements.

Our product is designed for persons who wish to supplement their nutritional needs conveniently and as part of their daily diet, and for little if any additional cost compared to conventional spices. A one-half teaspoon (2.1 gr.) serving of our granulated garlic, for example, provides 82% of the minimum daily requirement for Vitamin C, 54% of most B Vitamins and 22% of Vitamin B12. Our products are kosher, 100% natural, vegetarian and free of nuts and gluten, and are therefore appropriate for nearly all consumers. Vitamin Spice can be sprinkled onto any food or beverage, and can be used at the end of the cooking process up to 200 °F.

We also have other products under development which will include our vitamin-enriched spices in other food products.

Marketing and Sales

We have made a limited amount of sales through our web site at www.vitaminspice.net and have shipped to retailers such as Vitamin World.

As of March 24, 2010, we have entered into the following significant agreements:

-

We have entered into an agreement with American Distribution Company (Amdistco.com), which also holds the license for other prominent licensors, for co-branded products with the popular cooking show, Iron Chef America.

-

We have signed a multi-year agreement with Inland Packaging/FunnelPack USA, giving us the exclusive North American license, sales, and marketing rights for FunnelPack's single-serving triangular packaging. The isosceles-triangle shape resembles a pizza slice -- a pointed reference to their target market. VitaminSpice intends to use the packaging for their vitamin-infused Granulated Garlic, Crushed Red Pepper, Parmesan Cheese, and related blended seasonings.

-

We have entered into a marketing agreement with CWC Sports, a full-service sports marketing company based in Los Angeles, California.  This strategic alliance is expected to  generate a significant amount of  media partnering for VitaminSpice -- with every major team in Major League Baseball, the NBA, NHL, and the NFL.

- We have entered into a merchandising agreement with Intersource Enterprises, Ltd., (www.inter-source.net) to market VitaminSpice products through thousands of outlets in Asia. Intersource is owned by one of our directors, William "Bill" Fields.

- We have signed an agreement with Bill Field's consulting firm, Fields Texas Unlimited, for introducing our products into the US market.

We also believe we can market our product in bulk  to schools and other institutional food preparers. School districts have shown strong interest in our product as a way to improve nutrition.

Our marketing efforts to date have been based on trade shows to the restaurant and food service industries. Our products are also available for purchase through our website. We do not expect internet sales to be a significant percentage of sales in the near future.

Supplies and manufacturing

Raw material for our products is available from a large number of sources. Vitamin Spice products are packaged in standard PET recyclable shaker bottles. We have designed our own labeling  based on informal market research. Samples of our packaged product can be viewed at our website, www.vitaminspice.net. We formulate our products at our warehouse and ship directly ourselves, but as our business grows we may outsource warehousing, packaging and shipping to third parties. We expect no difficulty in locating appropriate and experienced third parties for this outsourcing.

Competition

Our product competes with those offered by companies such as McCormick and Spice Islands, as well as private label brands and a large number of smaller or regional spice companies. We consider our product to compete favorable with all competitors on the basis of taste and on the fact that currently there are no other vitamin-enriched spices on the market. Our product is expected to be sold at similar prices to the competitor’s products.  However, our competitors generally have longer operating histories, stronger branding, and significantly greater financial resources.

Employees

We currently have only two  employees, including our President. We outsource our order fulfillment and other services through independent consultants.  We expect to hire 2-3 administrative personnel when we receive additional funding and as required by sales levels.  All of these employee estimates are assuming a full time basis. We have no firm plans on incentive or benefit plans but we have a stock option plan. We believe these employee levels will be sufficient for the next 12 months.

Intellectual Property

A provisional patent has been filed with the USPTO.  Certain formulations of vitamins, herbs, and minerals are more suitable for cooking preparations at higher temperatures. A trademark application has been filed with the USPTO for Vitamin Spice. Our competitors may enter our market niche, which would adversely affect sales and margins for our product.

Governmental Regulation

Food products are required to comply with labeling and manufacturing requirements. Our products are manufactured and packaged only in approved facilities of outside contractors.

Item 1A. RISK FACTORS

As a smaller reporting company this item is not applicable.

Item 1B.  UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

Item 2.

DESCRIPTION OF PROPERTY

Our executive offices consist of 783 square feet of office space in Wayne, PA. The lease expires August 30, 2010.

Item 3.

LEGAL PROCEEDINGS

Not Applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We amended our Articles of Incorporation to change the name of the corporation from QualSec to VitaminSpice in September, 2008. The amendment was approved by the consent action by holders of a majority of the Common Stock and an information statement dated October 12, 2009 was mailed to shareholders of record.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Sales of Unregistered Securities.

The Company's Common Stock has traded on the OTC Electronic Bulletin Board under the symbol VTMS.OB since December, 2009 and prior to that time under the symbol QLSZ.OB and QLSC.OB since June 30, 2008. From May 29, 2008 to June 29, 2008 the Common Stock traded on the Pink Sheets LLC under the symbol QLSC.PK. The following table sets forth the high and low trading prices for the Common Stock in 2008. Trading in the Common Stock has been limited and sporadic and does not constitute an established public trading market. The last sale price on March 24, 2010 was $.46. All prices give effect to a 1 for 30 reverse stock split effected in November  2009.

Quarter ended

High

Low

December 31, 2009

$.69

$.28

September 30, 2009

$4.50

$.30

June 30, 2009

$3.6

$12.00

March 31, 2009

4.50

$.6.90

December 31, 2008

$.20

$.25

September 30, 2008

$.35

$.21

June 30, 2008

$.42

$.04

As of December 31, 2009 there were approximately 65  record holders of Company common stock. The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

 Report of Offering of Securities and Use of Proceeds Therefrom

 We sold 824,999 shares in the quarter ended December 31, 2009 for cash of $125,000. We also issued 3,000,000 shares for services valued at $.15 per share to two  persons  and 50,000 shares valued at $.25 per share to another person. We also issued options to purchase 10,164,000 shares at $.05 per share to former option holders of VitaminSpice LLC, issued options to purchase 9,075,000 shares at $.28 per share to one person in connection with his election as a director, issued options to purchase 100,000 shares at a price of $.28 per share to a law firm and issued options to  purchase 2,000,000 shares at a price of $.42 per share to a shareholder for services.

Company repurchases of common stock during the year ended December 31, 2009

There were no Company repurchases of common stock during the year ended December 31, 2009.

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

Change of Control

There have been no changes of control which have not been reported.

PART III

Item 6.

SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to respond to this item.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Background

Vitamin Spice LLC, organized in February 2008,  is the continuation of a sole proprietorship founded by Edward Bukstel. Until September 28, 2009, when Vitamin Spice LLC went public through a reverse merger with the Company (then known as Qualsec) our activities were limited to developing our business plan, developing our initial vitamin-enriched spices, packaging,  preliminary marketing, and raising capital.  In the quarter ended December 31, 2009, we concentrated our efforts on marketing our products and in strengthening our board of directors. We entered into important marketing agreements in that quarter with Intersource Enterprises, Fields Texas and  American Distribution Company, and developed our website www.vitaminspice.net so that we could sell product directly through that web site. Our marketing efforts began to bear fruit in the first quarter of 2009 in a limited amount of internet sales and by shipping product to retail stores in March 2010.  We expect that we will continue to increase sales in the remainder of fiscal 2010. We do not believe we can accurately forecast sales for the year at this time due to our early stage of existence. Increasing sales will depend on consumer acceptance of our products, the success of our marketing efforts and our ability to raise money for working capital.

Year to year comparison

Our loss from operations in the year ended December 31, 2009 of $10,063,340 compares to our loss of $83,951 for the year ended December 31, 2008. In fiscal 2009 we had $297,081 in general and administrative expenses compared to $80,906 for fiscal 2008. The increase was due to several factors, in order of importance, our expanded marketing expenses, including trade show expenses in 2009 which were minimal in 2008; expenses related to obtaining financing; finalization of packaging design and regulatory matters;  and  legal, administrative  and accounting costs which increased due to our profile as a public company. In fiscal 2009 we incurred $9,644,133 in non-cash compensation expenses related to the issuance of options and  common stock for services.  Substantially all of the consulting expenses related to the design and marketing of our products have been paid for with option or stock  grants. We issued options to purchase 10,164,000 to various stockholders and consultants at prices ranging from $.01  to $.05 at the time of the reverse merger (of which 9,008,000 remain outstanding); we issued 9,075,000 options at a price of $.28 in connection with the election of a director, Bill Fields; issued 100,000 options at a price of $.28 to legal counsel for services; and issued options to purchase 2,000,000 shares at $.42 for general business consulting. We also issued 550,000 shares valued at $.87,500 to two persons for financial public relations and 2,500,000 shares valued at $375,000 for media consulting.  Management has made great efforts to keep cash outlays for general and administrative expenses at a minimum.  Management determined to compensate service providers with stock or option grants in order  to conserve cash on hand. As our cash position may improve over time we expect to lessen our reliance on non-cash compensation

In fiscal 2009 we accrued interest of $1,116 on $48,000 of convertible promissory notes issued in the quarter ended September 30, 2009. We expect that substantially all of the noteholders will convert to common stock in fiscal 2010.

Liquidity and Capital Resources

We need a significant amount of cash to fulfill expected orders in fiscal 2010.  We expect that the cash need will be  from $2 to $5 million depending on sales levels. We are negotiating with various parties for equity or debt placements, but have no arrangement or understanding for obtaining the required cash. . We have no line of credit and we do not believe that we will be able to obtain any line of credit in 2010 due to our stage of development and the state of the credit markets. If we are unable to obtain the required cash, we will not be able to obtain or fill all orders for sales of our products.

In the last quarter of fiscal 2009 we sold 824,999 shares of common stock  in the quarter ended December 31, 2009 for cash of $183,980. We also issued 3,000,000 shares for services valued at $.15 per share to two  persons  and 50,000 shares valued at $.25 per share to another person. We also issued options to purchase 10,164,000 shares at $.05 per share to former option holders of VitaminSpice LLC, issued options to purchase 9,075,000 shares at $.28 per share to one person in connection with his election as a director, and issued options to  purchase 2,000,000 shares at a price of $.42 per share to a shareholder for services. We issued $48,000 in convertible notes to 5 persons in September 2009; the notes are convertible at $.20 per share and bear interest at 8%.  In the first nine months of 2009, we obtained $172,000 by the issuance of interests in VitaminSpice LLC which were exchanged for 23,762,815 shares in the reverse merger. We also issued VitaminSpice LLC interests for consulting services valued at $15,200 which were exchanged for 10,939,363 shares  in the reverse merger.

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

Forward Looking Statements

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

Since we have not yet generated any revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements as of December 31, 2009 filed within our 10-K, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

Our future operating results are subject to many facilities, including:

o     our success in finding distributors for our products;

o     our ability to obtain customers for vitamin-infused products;

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

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8.

      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Our financial statements are appended to the end of this report and include the following:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2009 and 2008

Statement of Income for the years ended December 31, 2009 and 2008 and the period inception (February 25, 2008) to December 31, 2009

Statement of Changes in Stockholders’ Deficit for the period inception (February 25, 2008) to December 31, 2009

Consolidated Statements of Cash Flows  for the years ended December 31, 2009  and 2008 and the periods inception (February 25, 2008) to December 31, 2009

Notes to Consolidated Financial Statements.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 26, 2009 the Registrant's dismissed its former independent accountant The Blackwing Group LLC ("Blackwing").  The report by Blackwing on the financial statements of the Registrant dated March 20, 2009, including a balance sheet as of December 31, 2008 and the statements of operations, cash flows and statement of stockholders' equity for the year ended December 31, 2008 did not contain an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope or accounting principles.  During the period covered by the financial statements through the date of dismissal of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the fiscal year ended December 31, 2008 and through October 26, 2009, there were no “reportable events” with respect to the Company as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On October 26, 2008, the Registrant engaged Larry O'Donnell, CPA, P.C. as its independent auditor. This engagement was approved by the Board of Directors. During the two fiscal years ended December 31, 2008, and the interim period until the engagement of The Blackwing Group, LLC,  the  Registrant  did not consult with The Blackwing Group LLC on the  application  of accounting  principles to any specific transaction nor the type of audit opinion that  might  be  rendered  on the  Registrant's  financial  statements.  Further, The Blackwing Group did not provide any written or oral advice that was an important factor considered us in reaching a decision as to any such accounting, auditing or financial reporting or any matter being the subject of disagreement or "reportable event" or any other matter as defined in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v).

Item 9(T).

CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of disclosure controls and procedures as of December 31, 2009, we determined that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.

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

Edward Bukstel, age 47, founded Vitamin Spice in February 2008 and has been a director, CFO and CEO of the public company since September 2009.   Mr. Bukstel has18 years of data integration, data security, and communications experience. He has successfully licensed systems and services to companies, including international pharmaceutical and managed care organizations. Edward was a founding member of the ASTM E1238 Standard that became integrated into HL7. He has been a national speaker on electronic data interchange and has been a guest lecturer at The Wharton Business School. Mr. Bukstel is a founder of an internet search engine application iprecis.com and has consulted for various public companies in industries ranging from satellite communications to financial transactions.  He is the founder of the Freedom Calls Foundation providing free communications solutions for troops in Iraq.  Bukstel was nominated for the Zachary and Elizabeth Fisher Humanitarian Award, the highest civilian honor awarded by the Department of Defense. Bukstel also provided innovative Satcom solutions as an EVP at Skyframes, Inc., Mr. Bukstel was a Vice President at Synetic and CareInsite Corporation (currently WebMD).  Mr. Bukstel was also President of the information systems division of a NASDAQ listed company.  Mr. Bukstel holds a Bachelor of Sciences from Muhlenberg College and has completed PhD graduate coursework in Molecular Biology from Temple University.

Richard F.  Seelig, MD was elected as a member of the Board of Directors in October 2009. Dr. Seelig is a physician-executive with 25 years of clinical experience followed by 6 years of medical device and medical informatics design and development resulting in the first and only FDA cleared RFID medical information device of its kind.

Dr. Seelig has been Adjunct Assistant Professor, Medical Informatics Program, at the Nova Southeastern University College of Osteopathic Medicine, and since May 2007 he has been a consultant for the health information technology industry. From February 2000 to July 2002, Dr. Seelig was Senior Medical Consultant and later Medical Applications Director for Digital Angel, Inc. (formerly Applied Digital Solutions, Inc.) (NASDAQ:DIGA) where he developed RFID technology for medical informatics. Dr. Seelig's duties primarily involved FDA compliance, application development and market development.  Dr. Seelig was Vice President Medical Affairs from July 2002 to April 2007 of Verichip Corporation (NASDAQ: CHIP), a spin off of Digital Angel. Dr. Seelig was engaged in private practice as an Attending General Surgeon from July 1981 to July 2001 in Denville, New Jersey. He has been featured in media appearances on network and cable news programs and is the author of numerous scientific articles in the medical field. Dr. Seelig received a BS from George Washington University and an MD from the New Jersey Medical School and  is a Fellow of the American College of Surgeons. For further information see VitaminSpice's Current Report on Form 8-K filed today with the SEC.

In December 2009 Mr. William "Bill" R. Fields to the Board of Directors was elected to the Board of Directors. Mr. William R. Fields, age 59, is Chairman of Intersource Co. Ltd. Mr. Fields is a Director of Lexmark International, Inc. Previously, Mr. Fields served as Chairman and Chief Executive Officer of Factory 2-U Stores, Inc. from 2002 to 2003, President and Chief Executive Officer of Hudson’s Bay Company from 1997 to 1999 and as Chairman and Chief Executive Officer of Blockbuster Entertainment Group, a division of Viacom, Inc., from 1996 to 1997. Mr. Fields has also held numerous positions with Wal-Mart Stores, Inc., which he joined in 1971. He left Wal-Mart in March 1996 as President and Chief Executive Officer of Wal-Mart Stores Division, and Executive Vice President of Wal-Mart Stores, Inc.

Code of Ethics

We have  adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, which has been filed as an exhibit to this report.

Audit Committee Financial Expert

VitaminSpice does not have an audit committee.  VitaminSpice does not have a financial expert on its Board of Directors, because of the difficulty encountered by all small public companies in obtaining outside board members.  We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of VitaminSpice's executive officers  during each of the two years since inception.   The remuneration described in the table includes amounts paid on behalf of the named individual but  does not include the cost of benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of our business. Such amounts are less than $10,000 per year per employee.

	2009	2008	Options Granted	Options Granted
Name and Office	Salary	Salary	2009	2008

Edward Bukstel, Chief Executive
And Financial Officer	$ 50,512 -	$ 18,057	$ 1,154,872	$ --	$ -	$

Option/SAR Grants in Year ended December 31, 2009 to Named Executive Officers

Number of

% of Total

Securities

Options/SARs

Underlying

Granted to

Options/SARs

Employees in

Exercise or Base

Expiration

Name

Granted (#)

Fiscal Year

Price ($/Sh)

Date

Edward Bukstel

1,154,872

100%

$.05

12/31/2012

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

Number of

Securities

Value of

Underlying

Unexercised

Unexercised

In-the-Money

Options/SARs at

Options/SARs at

Fiscal Year End

Fiscal Year End

Shares Acquired

Exercisable/

Exercisable/

Name

on Exercise (#)

Value Realized ($)

Unexercisable

Unexercisable

Edward Bukstel.       -

--

1,154,872/384,957

$438,851/$146,284

      VitaminSpice has no long term incentive plans other than the plans described in Item 12.

Directors currently receive no compensation for their duties as directors.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this report by (i) each person known by VitaminSpice to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of VitaminSpice s directors and executive officers, and (iii) all officers and directors as a group.  Unless otherwise noted below, VitaminSpice believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised. The percentages are based on 125,325,099  shares of Common Stock being outstanding as of March 30, 2010.

Percentage

Name of

Number of

of Outstanding

Stockholder

Shares Owned

Common Stock

Edward Bukstel

President and Director

42,669,700(1)

33.9%

Richard Seelig

Secretary and Director

404,582(2)

.32

William "Bill" Fields

Director

9,075,000(3)

6.8%

David McTamney

--

9,943,796(4)

7.9%

Dror Rom

28,031,736(5)

22.3%

Boas Gonen

--

10,175,849(6)

8.1%

All officers

  and directors

  as a group  (3 persons)

52,149,282

41.6%

(1) Includes 42,092,264 shares of common stock and 577,436 shares issuable upon the exercise of vested (as of March 31, 2010) options to purchase shares of common stock

(2)Includes 404,582 shares issuable upon the exercise of vested (as of March 31, 2010) options to purchase shares of common stock.

(3)  Includes 9,075,000 shares issuable upon the exercise of vested options to purchase shares of common stock.

(4) Includes 9,341,360  shares of common stock,  577,436 shares issuable upon the exercise of vested (as of March 31, 2010) options to purchase shares of common stock and 25,000 shares issuable upon conversion of a promissory note.

(5) Includes 27,439,300  shares of common stock,  577,436 shares issuable upon the exercise of vested (as of March 31, 2010) options to purchase shares of common stock and 15,000 shares issuable upon conversion of a promissory note.

(6) Includes 9,944,875  shares of common stock and  230,974 shares issuable upon the exercise of vested (as of March 31, 2010) options to purchase shares of common stock.

Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2009

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

     exercise of existing  outstanding options,   (excluding Securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

18,149,667

$.1626

2,517,,000

Plans approved by

Security holders

Equity compensation

2,100,000

$.4133

-

Plans not approved

By Security holders

Total

21,305,667

1,361,000

The Board of Directors and Majority Shareholders have adopted and approved a stock option plan (the “2006 Plan”) dated the 16th day of October, 2006. The purpose of the Plan is to enable the Company to offer its officers, directors, employees and consultants and advisors performance-based incentives and other equity interests in the Company, thereby attracting, retaining, and rewarding such personnel. There is reserved for issuance under the Plan an aggregate of 666,667 shares of Common Stock, and 66,667 options have been granted. All of such shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plan may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options. In addition, awards of or rights to purchase shares of  Common Stock (“Stock Rights”) may be granted under the Plan.

The Board of Directors and Majority Shareholders have adopted and approved a stock option plan (the “2009 Stock Option Plan”) dated the 28th day of September, 2009. This Plan is similar to the 2006 Plan but provides for grants of up to  20,000,000 shares of Common Stock, of which 18,083,000 options have been granted.

Additional options to purchase  3,100,000 shares have been issued under specific grants not made under the above referenced plans, including options for 1,000,000 shares granted after December 31, 2009.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into a licensing agreement with Intersource, Inc., a company affiliated with a director, Bill Fields, in November 2009. The agreement licenses our VitaminSpice products in China in return for a royalty on sales. We also entered into a  Director Services Agreement in connection with the election of Mr. Fields to the Board of Directors. Under this agreement he was granted options to purchase 9,075,000 shares at a price of $.28 per share, was paid $20,000,  and will receive $5,000 per quarter for his services as a member of the Board of Directors. The agreement is until December 2011, when it will automatically renew for additional annual periods unless notice of non renewal is given. We also have agreed to distribute our products in the USA on a non-exclusive basis through another Fields affiliate, Fields Texas.

The Company’s common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence. Mr. Hand does not qualify as an independent director under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

Specifically, in order to qualify as independent, the director must not:

·	have been any time during the past three years was, employed by the Company or by any parent or subsidiary of the Company;

·

have accepted or have a family member who accepted any compensation from the Company in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service;

·	be a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

·

be, or have a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more:

·

be, or have a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity; or

·

be, or have a family member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

ITEM 14.

 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our principal accountants, Larry O' Donnell CPA, , billed us $5,000 in 2009 for the audit of our financial statements for the two years ended June 30, 2009.

Our prior accountants, The Blackwing Group, LLC  billed us $13,000 and $8,000, respectively, for audit and review  fees during  the fiscal years ended December 31, 2008 and 2007.

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

These are the exhibits filed herewith:

Exhibit Number

Exhibit

2.         Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1

Agreement and Plan of Reorganization between Vitamin Spice, LLC and the Registrant.(8)

3

Charter and by-laws

3.1

Articles of Incorporation. (1)(3)

3.2

Bylaws (1) (3)

3.3

Amendment to Articles of Incorporation to effect reverse stock split and permit shareholder consent actions.(8)

3.4

Amendment to Articles of Incorporation to change the name of the Registrant to Vitamin Spice, LLC.(8)

3.5.

Amendment to Articles of Incorporation to provide for Class A Senior Preferred Stock.(8)

10

Material contracts

10.1.

2006 Stock Option Plan (1)(3)

10.11

2009 Stock Option Plan(8)

10.12

Stock Option Agreement with William Fields.(10)

10.13

Stock Option Agreement with Richard Seelig(10)

10.14

Stock Option Agreement with Edward Bukstel(10)

10.15

Director Services Agreement with William Fields(10)

16.2.

Letter from The Blackwing Group LLC. (9)

21.

Vitamin Spice, LLC is a wholly owned Delaware subsidiary of the Registrant. No trade names are employed.

Exhibit

31, Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. (8)

Exhibit 32, Certification of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. (8)

(1)

Incorporated by reference with such Exhibit as filed with the original filing of the small business issuer’s Offering Statement on Form 1-A, file number 24-10160 (the “Form 1-A”) and also filed with Amendment 2 to such Offering Statement.

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

(7)

Incorporated by reference with such document as filed with the Company's 2008 Annual Report on Form 10-K.

(8)

Incorporated by reference to the Current Report on Form 8-K dated September 28, 2009.

(9)

Incorporated by reference to the Current Report on Form 8-K dated October 26, 2009.

(10)

Filed herewith.

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAMINSPICE

Date:

April 13, 2010

By:     /s/ Edward Bukstel

President and Chief Financial

Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the  Registrant and in the capacities and on the date indicated.

VITAMINSPICE

Date:

April 13, 2010

By:     /s/ Edward Bukstel

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)

Date:

April 13, 2010

By:     /s/ Richard Seelig

Secretary and Director

Larry O'Donnell, CPA, P.C.

Telephone (303)745-4545                                                                                           2228 South Fraser Street

 Fax (303)369-9384                                                                                                                                  Unit 1

e-mail  larryodonnelcpa@msn.com                                                                         Aurora, Colorado    80014

www.larryodonnellcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of

VitaminSpice

I have audited the accompanying consolidated balance sheets of VitaminSpice and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VitaminSpice and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $10,064,456 through the period ended December 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Larry O’Donnell, CPA, P.C.

April 12, 2010

VITAMINSPICE AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

As of

As of

December 31,

December 31,

2009

2008

Current Assets

Cash and cash equivalents

$

19,423

$

--

Receivable from officer

14,181

18,058

Inventory

10,790

3,992

Total Current Assets

44,394

22,050

Total Assets

$

44,394

$

22,050

LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities

Accounts payable and accrued liabilities

$

35,267

$

--

Derivative Liability - options and warrants

9,169,433

--

Convertible note payable - related party

48,000

--

Accrued interest - related party

1,116

--

Total Current Liabilities

9,253,816

--

Total Liabilities

9,253,816

--

Stockholders' deficit (Note B)

Preferred stock, no par value, unlimited number of

  shares authorized; no shares issued and outstanding

--

--

Common stock, no par value, unlimited number of

  shares authorized; 124,925,099 and 76,237,285

  shares issued and outstanding

938,985

106,001

Accumulated Deficit

(10,148,407)

(83,951)

Total Stockholders' Deficit

(9,209,422)

22,050

Total Liabilities and stockholders deficit

$

44,394

$

22,050

The accompanying notes are an integral part of the financial statements.

VITAMINSPICE AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED INCOME STATEMENTS

From

Inception on

February 25,

2008

Year Ended

Year Ended

Through

December 31,

December 31,

December 31,

2009

2008

2009

Total Income

$

--

$

--

$

--

Total Cost of Sales

--

--

--

Gross Margin

--

--

--

Expenses

General and Administrative

297,081

80,906

377,987

Compensation expense

596,826

--

596,826

Stock options and warrants expense

9,169,433

--

9,169,433

Research and Development

--

3,045

3,045

Total Expenses

10,063,340

83,951

10,147,291

Net Operating Loss

(10,063,340)

(83,951)

(10,147,291)

Other Income (Expense)

Interest Expense - Related Party

(1,116)

--

(1,116)

Total Other Income (Expense)

(1,116)

--

(1,116)

Net Income (Loss)

$

(10,064,456)

$

(83,951)

$

(10,148,407)

Per Share Information:

Net Income (Loss) per share

$

(0.10)

$

(0.00)

Basic weighted average number

  common stock shares outstanding

97,011,194

62,915,680

The accompanying notes are an integral part of the financial statements.

VITAMINSPICE AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN  STOCKHOLDERS' DEFICIT

FROM INCEPTION (FEBRUARY 25, 2008) THROUGH DECEMBER 31, 2009

Additional

Preferred Stock

Common Stock

Paid In

Accumulated

Total

Shares

Amount

Shares

Amount

Capital

Deficit

Capital

Balance,

  February 25, 2008

--

$

--

--

$

--

$

--

$

--

$

--

February 25, 2008

stock issued for

organizational expenses

and business plan

--

--

46,255,234

1

--

--

1

Shares issued for cash

--

--

28,397,115

76,000

--

--

76,000

Shares issued for

consulting services

--

--

1,584,936

30,000

--

--

30,000

Net Loss

--

--

--

--

--

(83,951)

(83,951)

Balances,

  December 31, 2008

--

$

--

76,237,285

$

106,001

$

--

$

(83,951)

22,050

Issuance of stock for cash

--

--

13,698,451

355.980

--

--

355,980

Issuance of stock for

services

--

--

13,989,363

477,700

--

477,700

Shares issued in

recapitalization

--

--

21,000,000

--

(696)

--

(696)

Net Loss

--

--

--

--

--

(10,064,456)

(10,064,456)

Balances,

  December 31, 2009

--

$

--

124,925,099

$

938,985

$

--

$

(10,148,407)

$

(9,209,422)

The accompanying notes are an integral part of the financial statements.

VITAMINSPICE AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

From

Inception

February 25,

2008

For the Year Ended

to

December 31,

December 31,

2009

2008

2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)

$

(10,064,456)

$

(83,951)

$

(10,148,407)

Adjustments to reconcile net income to net cash

provided by operating activities

(Increase) decrease in:

Due from officer

3,877

(18,058)

(14,181)

Inventory

(6,799)

(3,991)

(10,790)

Increase (Decrease) in:

Accounts Payable

35,267

--

35,267

Accrued Interest - Related Party

1,116

--

1,116

Sales Tax Payable

--

--

--

Derivative liabilities

9,169,433

--

9,169,433

     Net Cash Provided (Used) By

   Operating Activities

(861,562)

106,000

(967,562)

CASH FLOWS FROM INVESTING ACTVITIES

Net Cash (Used) By Investing Activities

--

--

--

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds From Convertible Notes Payable

48,000

--

48,000

Stock Issued for Services

477,700

30,000

507,700

Stock Issued for Cash

355,980

76,000

431,980

Issuance of shares in reverse acquisition

(696)

--

(696)

Net Cash (Used) By Financing Activities

880,984

106,000

986,984

NET INCREASE (DECREASE) IN CASH

19,423

--

19,423

CASH AT BEGINNING OF PERIOD

--

--

--

CASH AT END OF PERIOD

$

19,423

$

--

$

19,423

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest

--

--

--

Income taxes

--

--

--

Supplemental Schedule of Non-cash Investing and

Financing Activities:

Options issued for services

9,169,433

--

9,169,433

Shares issued for services

477,700

30,000

507,700

The accompanying notes are an integral part of the financial statements.

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 1 – SUMMARY BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Vitamin Spice was incorporated in 2006 in Wyoming and acquired VitaminSpice LLC  was organized in April 25, 2008 as a Delaware limited liability company. All the operations are carried out through VitaminSpice LLC, which was acquired in a reverse acquisition on September 28, 2009. The acquisition is accounted for as a reverse acquisition in which VitaminSpice is deemed to be the accounting acquiror.    The Company, combines proprietary blends of premium herbs and spices with essential vitamin, minerals, nutrients, and antioxidants. Our formulations contain from 17% and 84% of the Recommended Daily Intake (RDI) with no bitterness or aftertaste, the Company offers premium savory spices that enliven the palate and invigorate health through a proprietary micro-encapsulation process.

Financial Reporting

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

Use of Estimates

The Company’s significant estimates include reserves for slow moving inventory, allowance for doubtful accounts and accrued vacation pay. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less.

Inventory

Inventory is valued at cost, using the first-in, first-out (FIFO) method of accounting. All inventory at the periods presented consists of raw materials.

 Concentration of credit risk

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, of which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $100,000 on account balances. The company has not experienced any losses in such accounts.

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, accounts  payable and accrued expenses, and debt.  The  carrying  amounts of  such  financial  instruments  approximate their respective  estimated fair value due to the short-term  maturities and approximate market interest rates of  these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Income taxes

The Company accounts for income taxes using SFAS No. 109,  "Accounting for  Income Taxes," which requires  recognition of deferred tax liabilities and  assets for  expected  future  tax  consequences  of events  that have been included in the financial  statements  or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2009 and  2008.

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48   (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations of customers’ financial condition. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Machinery and equipment are depreciated over 10 years. Furniture and fixtures are depreciated over 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Other Intangible Assets

Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so.

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF Issue No. 00-21"), in arrangements with multiple deliverables.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The Company receives revenue for services and maintenance agreements. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers.  Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service.  Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with EITF Issue No. 00-21. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through December 31, 2009.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

Advertising Expense

The Company follows the provisions of Statement of Position (SOP) 93-7, “Reporting on Advertising Costs,” in accounting for advertising costs.  Advertising costs are charged to expense as incurred and are included ($23,125 for 2009 and $0 for 2008) in general and administrative expenses in the accompanying financial statements.

Earnings (loss) per share

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

Stock-based compensation

We use the Black-Scholes option pricing model as our method of valuation for share-based awards.  Share-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures.  Our determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors.   The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised. Although the fair value of share-based awards is determined in accordance with authoritative guidance, the Black-Scholes option pricing model requires the input of highly subjective assumptions and other reasonable assumptions could provide differing results.  Share-based compensation expense is recognized ratably over the applicable requisite service period, based on the fair value of such share-based awards on the grant date.

The fair value of options and warrants at the date of grant is determined under the Black-Scholes option pricing model.  During the year ended December 31, 2009, the following weighted-average assumptions were used. There were no option grants in the year ended December 31, 2008:

Assumptions	2009
Risk-free rate	2.49%
Quartely rate of dividends	––
Historical volatility	377.64%
Expected life	1.5 to 3 years

The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.  We do not anticipate declaring dividends in the foreseeable future.  Volatility was based on historical data.    Our stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

Participating Securities Granted in Share-Based Transactions

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

 Fair Value Measurement and Disclosure

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued.

Accounting Standards Not Yet Effective

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements during the years ended December 31, 2009 and 2008, the Company incurred losses from continuing operations of $10,064,456 and $83,951, respectively.

While the Company is continuing to increase sales, other sources of cash will be necessary for the current year.  Management may attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company shareholders and officers have continued to advance funds to the Company but there can be no assurance that future advances will be made available.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s existence is dependent upon management’s ability to develop profitable operations and to resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued effort to grow its sales channels.

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has made advances to its Chief Executive Officer of $14,181 during the two years ended December 31, 2009. There is no agreement for these advances.

NOTE 5 - OTHER COMMITMENTS AND CONTINGENCIES

The Company has no outstanding commitments or contingencies as of December 31, 2009.

NOTE 6 -STOCK OPTION PLANS

The Board of Directors and Majority Shareholders have adopted and approved a stock option plan (the “2006 Plan”) dated the 16th day of October, 2006. The purpose of the Plan is to enable the Company to offer its officers, directors, employees and consultants and advisors performance-based incentives and other equity interests in the Company, thereby attracting, retaining, and rewarding such personnel. There is reserved for issuance under the Plan an aggregate of 666,667 shares of Common Stock, and 66,667 options have been granted. All of such shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plan may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options. In addition, awards of or rights to purchase shares of  Common Stock (“Stock Rights”) may be granted under the Plan.

The Board of Directors and Majority Shareholders have adopted and approved a stock option plan (the “2009 Stock Option Plan”) dated the 28th day of September, 2009. This Plan is similar to the 2006 Plan but provides for grants of up to  20,000,000 shares of Common Stock, of which 18,083,000 options have been granted.

An additional options to purchase  3,100,000 shares have been issued under specific grants not made under the above referenced plans, including options for 1,000,000 shares granted after December 31, 2009.

NOTE 7 - COMMON AND PREFERRED STOCK

The Company's articles of incorporation authorize the issuance of an unlimited number of preferred and common stock. No preferred stock is outstanding as of December 31, 2009 and 2008.

The issuer, formerly known as Qualsec, issued 4,666,667 shares of common stock to its two founders in October 2006. An additional 1,000,000 shares were issued in a Regulation A offering at a price of $.30 per share (all share amounts give effect to a 1-for-30 reverse stock split effected in October, 2009). The original business of Qualsec was not successful, and in August 2009 Qualsec began to seek to acquire another business as a "reverse merger." Qualsec and Vitamin Spice LLC entered into an Agreement and Plan of Reorganization on September 28, 2009 under which all the membership interests of Vitamin Spice were exchanged for an aggregate of 100,000,000 newly issued shares of common stock. On the closing, five holders of the Registrant’s $130,000 in convertible promissory notes issued on March 12, 2008 and May 27, 2008 converted their notes into a total of 15,793,333 shares of common stock, and 50,000 shares were issued to a former officer and director. Immediately following the closing, there were 121,00,000 share of common stock outstanding. five holders of the Registrant’s $130,000 in convertible promissory notes issued on March 12, 2008 and May 27, 2008 converted their notes into a total of 15,793,333 shares of common stock In addition, option holders of the Delaware limited liability company were offered the opportunity to exchange their options for options to purchase shares of the Registrant, on the same ratio as the exchanging members of Vitamin Spice. All of the optionees exchanged and options were issued to  purchase an aggregate of 10,164,000 shares at prices ranging from $.01 to $05 per share. None of these options have been exercised and 1,154,872 have lapsed.

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

The acquisition of VitaminSpice LLC has been accounted for as a reverse acquisition with VitaminSpice deemed to be the accounting  acquiror which acquired the Qualsec "shell" by issuing 21,000,000 shares for net liabilities of Qualsec of $696.

The Company sold 824,999 shares in the quarter ended December 31, 2009 for cash of $125,000. We also issued 3,000,000 shares for services valued at $.15 per share to two  persons  and 50,000 shares valued at $.25 per share to another person. We issued options to purchase 9,075,000 shares at $.28 per share to one person in connection with his election as a director, issued options to purchase 100,000 shares at a price of $.28 per share to a law firm and issued options to  purchase 2,000,000 shares at a price of $.42 per share to a shareholder for general business consulting services. There were 124,925,099 shares outstanding as of December 31, 2009 and 76,237,285 as of December 31, 2008.

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the year ended December 31, 2008 and 2009,  no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

27