Form 10-Q
period 2010-03-31
vitaminspice
filed 2010-05-24
CIK 1382056

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(Address of Principal Executive Offices)(Zip Code)

(610) 994-1657

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

Common Stock, no par value

            127,079,752

Title of Class

Number of Shares outstanding at March 31, 2010

Page

Part I.

Financial Information

3

Item 1.

Condensed Consolidated Financial Statements and Notes to

Consolidated financial statements

(a)

Condensed Consolidated Balance Sheets as of March 31, 2010 and

December 31, 2009

4

(b)

Condensed Consolidated Statements of Operations for the Three

Months Ended march 31, 2010 and 2009

5

(c)

Condensed Consolidated Statements of Cash Flows for the Three

Months Ended March 31, 2010 and 2009

6

(d)

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

17

Item 4T.

Controls and Procedures

17

Part II.

Other Information

18

Item 1.

Legal Proceedings

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

18

Item 4.

(Removed and Reserved)

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

Signatures

18

CERTIFICATIONS

Exhibit 31 - Management certification

Exhibit 32 - Sarbanes-Oxley Act

PART I FINANCIAL INFORMATION

General

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

VITAMINSPICE

(A Development Stage Company)

Condensed Balance Sheets

ASSETS

Unaudited

Audited

As of

As of

March 31,

December 31,

2010

2009

Current Assets

Cash and cash equivalents

$

35,014

$

19,423

Accounts receivable - trade

491

--

Prepaid Interest

23,437

--

Receivable from Officer

14,181

14,181

Inventory

10,790

10,790

Total Current Assets

83,913

44,394

Total Assets

$

83,913

$

44,394

LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities

Accrued Interest

$

705

$

--

Shareholder advances

4,000

--

Accounts payable and accrued liabilities

65,812

35,267

Derivative Liability - options and warrants

9,792,712

9,169,433

Convertible notes payable - related party

48,000

48,000

Notes payable

85,000

--

Accrued interest - related party

2,076

1,116

Total Current Liabilities

9,969,335

9,253,816

Total Liabilities

9,969,335

9,253,816

Stockholders' deficit (Note B)

Preferred stock, no par value, unlimited number of

  shares authorized; no shares issued and outstanding

--

--

Common stock, no par value, unlimited number of

  shares authorized; 127,079,752 and 124,925,099

  shares issued and outstanding

1,520,148

938,985

Accumulated Deficit

(11,434,540)

(10,148,407)

Total Stockholders' Deficit

(9,914,392)

(9,209,422)

Total Liabilities and stockholders deficit

$

83,913

$

44,394

The accompanying notes are an integral part of the financial statements.

4

VITAMINSPICE

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

FROM INCEPTION

FOR THE THREE

FOR THE THREE

ON FEBRUARY 25,

MONTHS ENDED

MONTHS ENDED

2008 THROUGH

MARCH 31,

MARCH 31,

MARCH 31

2010

2009

2010

REVENUES

$

901

$

--

$

901

  Cost of Goods sold

410

--

410

Gross Margin

491

--

491

EXPENSES

  Stock options and warrants expense

623,279

--

9,792,712

  General and administrative

396,759

25,147

774,744

  Compensation expense

262,060

4,582

858,886

  Research and development

--

--

3,045

      Total operating expenses

1,282,098

29,729

11,429,387

NET OPERATING LOSS

(1,281,606)

(29,729)

(11,428,896)

OTHER INCOME (EXPENSE)

Interest expense

(3,508)

--

3,568

Interest expense – related party

(960)

--

(2,076)

      Total other income (expense)

(4,528)

--

(5,644)

NET LOSS

$

(1,286,134)

$

(29,729)

$

(11,434,540)

LOSS PER COMMON

SHARE - BASIC

$

(.01)

$

(.00)

Basic weighted average

shares outstanding

125,434,846

73,733,658

The accompanying notes are an integral part of these financial statements.

VITAMINSPICE

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE

FOR THE THREE

FROM INCEPTION

MONTHS ENDED

MONTHS ENDED

(February 25, 2008)

March 31,

MARCH 31,

through

2010

2009

     March 31, 2010

Cash Flows from Operating Activities:

Net loss

$

(1,286,134)

$     (29,729)

$

(11,434,540)

Adjustments to reconcile net loss to net cash

used by operating activities:

Due from officer

--

3,670

14,181

Inventory

--

(495)

10,790

Changes in assets and liabilities:

Increase (decrease) in accounts payable and accrued liabilities

30,545

--

65,812

(Increase) decrease in accounts receivable

(491)

--

(491)

(Increase) in prepaid interest

(23,437)

--

(23,437)

Increase in accrued interest

705

--

705

Increase in accrued interest – related party

960

--

2,076

(Increase) in Derivative Liabilities

623,279

--

9,792,712

Net cash provided (used) by operating activities

(654,573)

(26,554)

 (1,622,134)

Cash flows from investing activities:

--

--

--

Net cash used by investing activities

--

--

--

Cash Flows from Financing Activities:

Issuance of Stock for cash

75,000

147,000

506,980

Stock issued for services

479,913

--

987,613

Issuance of Stock for interest and prepaid interest

26,250

--

26,250

Proceeds from notes payable

85,000

--

85,000

Proceeds from shareholder advance

4,000

--

4,000

Proceeds from convertible  note payable – related party

--

--

48,000

Issuance of shares - reverse acquisition

--

--

(696)

Net cash provided by financing activities

670,164

147,000

1,657,148

Net increase (decrease) in cash

15,591

120,446

35,014

Cash, at beginning of period

19,423

--

--

Cash, at end of period

$

35,014

$

120,446

$

35,014

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest

$

--

$

--

$

--

Income taxes

$

--

$

--

$

--

Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of stock for technology right

$

--

$

--

$

1

Offering costs

$

--

$

--

$

1,099

The accompanying notes are an integral part of these financial statements.

VITAMINSPICE

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MARCH 31, 2010

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the three months ended March 31, 2010 and  2009.

7

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

MARCH 31, 2010

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2010.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

Advertising Expense

The Company follows the provisions of Statement of Position (SOP) 93-7, “Reporting on Advertising Costs,” in accounting for advertising costs.  Advertising costs are charged to expense as incurred and are included ($1,695 for 2010 and $4,035 for 2009) in general and administrative expenses in the accompanying financial statements.

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

MARCH 31, 2010

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

The fair value of options and warrants at the date of grant is determined under the Black-Scholes option pricing model.  During the three months ended March 31, 2010, the following weighted-average assumptions were used. There were no option grants in the three months ended March 31, 2009:

Assumptions	2009
Risk-free rate	2.49%
Quarterly rate of dividends	––
Historical volatility	377.64%
Expected life	1.5 to 3 years

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements

ASU 2010-09 amends ASC Subtopic 855-10, “Subsequent Events – Overall” (“ASC 855-10”) and requires an SEC filer to evaluate subsequent events through the date that the consolidated financials statements are issued but removed the requirement to disclose this date in the notes to the entity’s consolidated financials statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09 during the quarter ended March 31, 2010.

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s consolidated financial statements. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

11

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements

ASU 2010-06 amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The provisions of ASU 2010-06 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets

ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements

ASU 2009-13 requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact that this standard update will have on its consolidated financials statements.

Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements

ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.

 ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of

12

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements during the three months ended March 31, 2010 and 2009, the Company incurred losses from continuing operations of $1,281,606 and $29,729, respectively.

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

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has made advances to its Chief Executive Officer of $14,181 during the two years ended December 31, 2009.  There were no advances in 2010.  There is no agreement for these advances.

NOTE 5 - OTHER COMMITMENTS AND CONTINGENCIES

The Company has no outstanding commitments or contingencies as of March 31, 2010.

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

An additional options to purchase  3,100,000 shares have been issued under specific grants not made under the above referenced plans, including options for 1,000,000 shares granted in February 2010.  These options were valued at $623,279 using Black-Scholes methodology.

NOTE 7 - COMMON AND PREFERRED STOCK

The Company's articles of incorporation authorize the issuance of an unlimited number of preferred and common stock. No preferred stock is outstanding as of December 31, 2009 and 2008.

The issuer, formerly known as Qualsec, issued 4,666,667 shares of common stock to its two founders in October 2006. An additional 1,000,000 shares were issued in a Regulation A offering at a price of $.30 per share (all share amounts give effect to a 1-for-30 reverse stock split effected in October, 2009). The original business of Qualsec was not successful, and in August 2009 Qualsec began to seek to acquire another business as a "reverse merger." Qualsec and Vitamin Spice LLC entered into an Agreement and Plan of Reorganization on September 28, 2009 under which all the membership interests of Vitamin Spice were exchanged for an aggregate of 100,000,000 newly issued shares of common stock. On the closing, five holders of the Registrant’s $130,000 in convertible promissory notes issued on March 12, 2008 and May 27, 2008 converted their notes into a total of 15,793,333 shares of common stock, and 50,000 shares were issued to a former officer and director. Immediately following the closing, there were 121,00,000 share of common stock outstanding. five holders of the Registrant’s $130,000 in convertible promissory notes issued on March 12, 2008 and May 27, 2008 converted their notes into a total of 15,793,333 shares of common stock In addition, option holders of the Delaware limited liability company were offered the opportunity to exchange their options for options to purchase shares of the Registrant, on the same ratio as the exchanging members of Vitamin Spice. All of the optionees exchanged and options were issued to  purchase an aggregate of 10,164,000 shares at prices ranging from $.01 to $.05 per share. None of these options have been exercised and 1,154,872 have lapsed.

VITAMIN SPICE AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

The acquisition of VitaminSpice LLC has been accounted for as a reverse acquisition with VitaminSpice deemed to be the accounting  acquiror which acquired the Qualsec "shell" by issuing 21,000,000 shares for net liabilities of Qualsec of $696.

The Company sold 824,999 shares in the quarter ended December 31, 2009 for cash of $125,000. We also issued 3,000,000 shares for services valued at $.15 per share to two  persons  and 50,000 shares valued at $.25 per share to another person. We issued options to purchase 9,075,000 shares at $.28 per share to one person in connection with his election as a director, issued options to purchase 100,000 shares at a price of $.28 per share to a law firm and issued options to  purchase 2,000,000 shares at a price of $.42 per share to a shareholder for general business consulting services. There were 127,079,752 and 124,925,099 shares outstanding as of March 31, 2010 and December 31, 2009, respectively.  The Company issued 250,000 shares for consulting services, valued at $.42 per share, 1,749,653 shares for services valued at $.25 per share, including 1,000,000 shares to a director,  300,000 shares for cash of $75,000, and 105,000 shares for interest and prepaid interest of $26,250 in the quarter ended March 31, 2010.

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the three months ended March 31, 2010 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

NOTE 8 - SHAREHOLDER ADVANCES AND NOTES

 In the first quarter of 2010 we sold 300,000 shares of common stock  for cash of $75,000. We also received $4,000 in a non-interest bearing advance from a shareholder; issued a 12%  promissory note for $50,000 due in September 2010  with 50,000 common shares as an equity kicker; and  issued a note for $35,000 due June  9, 2010 bearing interest consisting  of $3,500 and 55,000 shares of common stock. A portion of the shares issued are for interest which would accrue after March 31, 2010 and are therefore accounted as prepaid interest on the balance sheet.

NOTE 9 - SUBSEQUENT EVENT

The Company has no material subsequent events.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

15

Period to Period comparison

We had sales of $900 in the quarter ended March 31, 2010, primarily from internet sales. Our loss from operations in the three months ended March  31, 2010 of $1,281,606 compares to our loss of $29,729 for the three months ended March 31, 2009. The increase was due to our marketing and sales efforts in 2010, while in 2009 our product and marketing was still under development. In the 2010 quarter we incurred $623,729 in non-cash compensation expenses related to the issuance of options and $479,913 for the issuance of  common stock for services.  Substantially all of the consulting expenses related to the design and marketing of our products have been paid for with option or stock  grants.  Management has made great efforts to keep cash outlays for general and administrative expenses at a minimum.  Management determined to compensate service providers with stock or option grants in order  to conserve cash on hand. As our cash position may improve over time we expect to lessen our reliance on non-cash compensation

In the 2010 quarter we accrued interest of $4,528 on $48,000 of convertible promissory notes issued in the quarter ended September 30, 2009 and other notes issued in 2010. We expect that substantially all of the noteholders will convert to common stock in fiscal 2010.

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

In the first quarter of 2010 we sold 300,000 shares of common stock  for cash of $75,000. We also received $4,000 in a non-interest bearing advance from a shareholder; issued a 12%  promissory note for $50,000 due in September 2010  with 50,000 common shares as an equity kicker; and  issued a note for $35,000 due June  9, 2010 bearing interest consisting  of $3,500 and 55,000 shares of common stock. A portion of the shares issued are for interest which would accrue after March 31, 2010 and are therefore accounted as prepaid interest on the balance sheet.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of March 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

17

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

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDSS THEREFROM

The Company issued 250,000 shares for consulting services, valued at $.42 per share to one consultant as well as options to purchase 2,000,000 shares at $.40 to a sports marketing firm; 1,499,653 shares for services valued at $.25 per share, including 1,000,000 shares to a director and 499,653 shares to a shareholder;  300,000 shares for cash of $75,000 to three persons, and 105,000 shares for interest and prepaid interest of $26,250 to two persons. No underwriter was involved and the transactions above were all private offerings not involving any public advertising or solicitation.

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

May 21, 2010

By:     /s/ Ed Bukstel

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)

18