Form 10-Q
period 2010-06-30
vitaminspice
filed 2010-09-15
CIK 1382056

Securities and Exchange Commission
 Washington, D.C.

 FORM 10Q

 (Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

000-52907
 (Commission file number)

VitaminSpice
 (Exact name of small business issuer as specified in its charter)

Wyoming	20-5776355
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

996 Old Eagle School Road, Suite 1102
Wayne, Pennsylvania  19087
 (Address of principal executive offices)

_____________________________________________
(Former Address of principal executive offices) (Zip Code)

484 367 7401
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

139,564,664 shares of Common Stock, no par value, were issued and outstanding, as of August 31, 2010.  Of that amount, 125,388,629 are subject to restriction and 14,176,035 are free trading.

Transitional Small Business Disclosure Format (check one)   Yes ☐   No ☒

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

VITAMINSPICE
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	June 30,	December 31,
	2010	2009
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$19,423
Accounts receivable-trade	491	-
Prepaid Interest	19,031	-
Due from officer	14,181	14,181
Inventory	10,790	10,790
TOTAL CURRENT ASSETS	44,493	44,394
TOTAL ASSETS	$44,493	$44,394

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued interest	$655	$-
Shareholder advances	-	-
Accounts payable and Accrued liabilities	65,812	35,267
Derivative liability-options and warrants	10,415,991	9,169,433
Convertible notes payable-related party	48,000	48,000
Notes payable	133,000	-
Accrued interest-related party	3,074	1,116
TOTAL CURRENT LIABILITIES	$10,666,532	$9,253,816
TOTAL LIABILITIES	10,666,532	9,253,816
STOCKHOLDERS' DEFICIT
Preferred stock, no par value, unlimited number of
shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, unlimited number of
shares authorized; 127,079,752 and 139,564,664
shares issued and outstanding	1,585,255	938,985
Accumulated deficit	(12,207,294)	(10,148,407)

TOTAL STOCKHOLDERS DEFICIT	(10,622,039)	(9,209,422)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$44,493	$44,394

VITAMINSPICE
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

					FROM INCEPTION
	Three Months Ended		Six Months Ended		(Februeary 25,
	June 30,		June 30,		2008 -
	2010	2009	2010	2009	June 30, 2010

REVENUES	$-	$-	$901	$-	$901

COST OF GOODS SOLD	-	1,641	410	2,161	410

GROSS PROFIT	-	(1,641)	491	(2,161)	(410)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Stock options and warrants expense	623,279	-	1,246,558	25,605	10,415,991
General and administrative	26,793	1,323	423,552	3,887	801,537
Compensation expense	118,152	205	380,212	605	977,038
Research and development	-	903	-	6,882	3,045

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	768,224	2,431	2,050,322	36,979	12,197,611

NET OPERATING LOSS	(768,224)	(4,072)	(2,049,831)	(39,140)	(12,198,021)

OTHER INCOME (EXPENSE)
Interest expense			9,056		3,568
Interest expense-related party					2,076
Total other income (expense)	-	-	9,056	-	5,644

NET LOSS	$(768,224)	$(4,072)	$(2,058,887)	$(39,140)	$(12,203,665)

LOSS PER COMMON SHARE-BASIC	$(0.01)	$(0.00)	$(0.02)	$(0.00)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	131,241,389	125,434,846	128,338,118	125,434,846

VITAMINSPICE
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

			FROM INCEPTION
	Six Months Ended,		(Februeary 25,
	June 30,		2008 -
	2010	2009	June 30, 2010

Cash Flows from Operating Activities:
Net loss	$(2,058,887)	$(39,140)	$(12,203,665)
Adjustments to reconcile net loss to net cash
used by operating activities:
Due from officer			14,181
Inventory			10,790

Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	30,545	39,140	65,812
(Increase) decrease in accounts receivable	(491)		(491)
(Increase) in prepaid interest	(19,031)		(19,031)
Increase in accrued interest	3,613		3,613
(Increase) in derivative liability	1,246,558		10,363,537
Net cash used by operating activities	(797,693)	39,140	(1,765,254)

Cash Flows from Financing Activities:
Issuance of Stock for cash	75,000		506,980
Stock issued for services	540,020		1,047,720
Issuance of Stock for interest and prepaid interest	26,250		26,250
Proceeds from notes payable	133,000		133,000
Proceeds from shareholder advance	4,000		4,000
Proceeds from convertible note payable – related party			48,000
Issuance of shares - reverse acquisition			(696)
Net cash provided by financing activities	778,270		1,765,254

Net increase (decrease) in cash	(19,423)	-	-
Cash, at beginning of period	19,423	-	-
Cash, at end of period	-	-	-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		-
Income taxes		-

Supplemental Schedule of Non-cash Investing and Financing Activities:
Issuance of stock for debt conversion		1,696,411

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company was incorporated in Wyoming on October 18, 2006 under the name Qualsec. VitaminSpice LLC  (“VitaminSpice”) was organized in April 25, 2008 as a Delaware limited liability company. All the operations are carried out through VitaminSpice which was acquired in a reverse acquisition on September 28, 2009. The acquisition is accounted for as a reverse acquisition in which VitaminSpice is deemed to be the accounting acquiror.  The name of the Company was changed to VitaminSpice by the filing of a Certificate of Name Change filed with the Wyoming Secretary of State on October 26, 2009.  The Company, combines proprietary blends of premium herbs and spices with essential vitamins, minerals, nutrients, and antioxidants. The Company’s formulations contain from 17% to 84% of the Recommended Daily Intake (RDI) of certain essential vitamins, minerals, nutrients, and antioxidants with no bitterness or aftertaste.  The Company offers premium savory spices that enliven the palate and invigorate health through a proprietary micro-encapsulation process.

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

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

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

Concentration of credit risk

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $100,000 on account balances. The company has not experienced any losses in such accounts.

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

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

the Company would realize in a current market exchange or from future earnings or cash flows.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
●
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

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

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the three and six months ended June 30, 2010 and  2009.

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

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

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

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

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

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2010.  Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

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

The fair value of options and warrants at the date of grant is determined under the Black-Scholes option pricing model.  During the three and six months ended June 30, 2010, the following weighted-average assumptions were used. There were no option grants in the three and six months ended June 30, 2009:

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

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for transfers of financial assets.  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  This guidance is

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

effective for fiscal years and interim periods beginning after November 15, 2009.  The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 became effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements during the six months ended June 30, 2010 and 2009, the Company incurred losses from continuing operations of $2,058,887 and $39,140, respectively.

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

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

the Company will attain profitable status and improve its liquidity through the continued effort to grow its sales channels.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has made advances to its Chief Executive Officer of $14,181 during the two years ended December 31, 2009.  There were no advances in 2010.  There is no agreement for these advances.

NOTE 5 – OTHER COMMITMENTS AND CONTINGENCIES

The Company has no outstanding commitments or contingencies as of June 30, 2010.

NOTE 6 – STOCK OPTION PLANS

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

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

up to  20,000,000 shares of Common Stock, of which 18,083,000 options have been granted.

An additional options to purchase 3,100,000 shares have been issued under specific grants not made under the above referenced plans, including options for 1,000,000 shares granted in February 2010. These options were valued at $623,279 using Black-Scholes methodology.

NOTE 7 – COMMON AND PREFERRED STOCK

The Company's articles of incorporation authorize the issuance of an unlimited number of preferred and common stock. No preferred stock is outstanding as of June 30, 2010

The issuer, formerly known as Qualsec, issued 4,666,667 shares of common stock to its two founders in October 2006. An additional 1,000,000 shares were issued in a Regulation

A offering at a price of $.30 per share (all share amounts give effect to a 1-for-30 reverse stock split effected in October, 2009). The original business of Qualsec was not successful, and in August 2009 Qualsec began to seek to acquire another business as a "reverse merger." Qualsec and Vitamin Spice LLC entered into an Agreement and Plan of Reorganization on September 28, 2009 under which all the membership interests of Vitamin Spice were exchanged for an aggregate of 100,000,000 newly issued shares of common stock. On the closing, five holders of the Registrant’s $130,000 in convertible promissory notes issued on March 12, 2008 and May 27, 2008 converted their notes into a total of 15,793,333 shares of common stock, and 50,000 shares were issued to a former officer and director. Immediately following the closing, there were 121,00,000 shares of common stock outstanding.  In addition, option holders of the Delaware limited liability company were offered the opportunity to exchange their options for options to purchase shares of the Registrant, on the same ratio as the exchanging members of Vitamin Spice. All of the optionees exchanged and options were issued to  purchase an aggregate of 10,164,000 shares at prices ranging from $.01 to $.05 per share. None of these options have been exercised and 1,154,872 have lapsed.

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

The acquisition of VitaminSpice LLC has been accounted for as a reverse acquisition with VitaminSpice deemed to be the accounting  acquiror which acquired the Qualsec "shell" by issuing 21,000,000 shares for net liabilities of Qualsec of $696.

The Company sold 824,999 shares in the quarter ended December 31, 2009 for cash of $125,000. The Company also issued 3,000,000 shares for services valued at $.15 per share to two  persons  and 50,000 shares valued at $.25 per share to another person. The Company issued options to purchase 9,075,000 shares at $.28 per share to one person in connection with his election as a director, issued options to purchase 100,000 shares at a price of $.28 per share to a law firm and issued options to  purchase 2,000,000 shares at a price of $.42 per share to a shareholder for general business consulting services. There were 127,079,752 and 124,925,099 shares outstanding as of June 30, 2010 and December 31, 2009, respectively.  The Company issued 250,000 shares for consulting services, valued at $.42 per share, 1,749,653 shares for services valued at $.25 per share, including 1,000,000 shares to a director,  300,000 shares for cash of $75,000, and 105,000 shares for interest and prepaid interest of $26,250 in the quarter ended June 30, 2010.

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the three and six months ended June 30, 2010 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

NOTE 8 – SHAREHOLDER ADVANCES AND NOTES

In the first quarter of 2010 we sold 300,000 shares of common stock for cash of $75,000. The Company also received $4,000 in a non-interest bearing advance from a shareholder; issued a 12%  promissory note for $50,000 due in September 2010  with 50,000 common shares

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2010

as an equity kicker; and  issued a note for $35,000 due June  9, 2010 bearing interest consisting  of $3,500 and 55,000 shares of common stock. A portion of the shares issued are for interest which would accrue after June 30, 2010 and are therefore accounted as prepaid interest on the balance sheet.

NOTE 9 – LITIGATION

As of June 30, 2010 the Company is not aware of any current of pending litigation which would effect the Company’s operations.

NOTE 10 – SUBSEQUENT EVENTS

On July 6, 2010 the Company terminated its prior corporate counsel and shortly thereafter retained the services of the Heimerl Law Firm to act as corporate counsel.

The Company has received a demand for repayment of a Promissory Note, in the amount of $11,000, from a lender to the Company.  The Company is currently addressing that demand and hopes to achieve a resolution which will have no impact on the Company’s operations.

Item 2.   Plan of Operations.

The Company’s operations have been limited to development marketing of our vitamin related product line. The Company has had sales in the most recent three months ended June 30, 2010 and limited sales in the six months ending June 30, 2010. The Company is seeking to market the Company’s products and secure contracts for same.  However, equity funding will be required in order to develop the contracts required to achieve profitability.  Any delay in equity funding may jeopardize continued operations.

Information included in this quarterly report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this quarterly report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

Since the Company has not yet generated any material revenues, the Company is a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.   Our activities to date have been limited to seeking capital; seeking supply contracts, acquire limited inventory, market the Company’s products and development of a business plan.   The Company has included an explanatory paragraph in this report relating to the uncertainty of the Company as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.   The Company does not believe that conventional financing, such as bank loans, is available to us due to these factors.   Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effectively continue operations.

Our future operating results are subject to many facilities, including:

                ●    our success in marketing the Company’s products;

                ●    our ability to obtain customers for our products;

                ●    the effects of competition;

                ●    our ability to obtain additional financing; and

                ●    other risks which we identify in future filings with the SEC.

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

Item 4.   Controls and Procedures.

As of June 30, 2010, the Company has only one employee and outsourced most functions. As such, a complete set of internal controls, including segregation of duties, is not possible in an organization of this size. However, we have now implemented limited control procedures surrounding the maintenance of the Company’s accounting and financial systems and the safeguarding of the Company’s assets. Further, all transactions entered into outside the course of the Company’s day to day operations must be approved by the President and C.E.O., Edward Bukstel.

The Company’s principal executive officer, based on his evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of the end of the period covered by this quarterly report on Form 10Q (the “Evaluation Date”) the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information the Company is required to disclose in reports the

Company may file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s president and C.E.O., as appropriate to allow timely decisions regarding required disclosures.

The Company has identified deficiencies in the design or operation of the Company’s internal controls that we consider to be a material weakness in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Accounting Oversight Board.  A “material weakness” is a deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Specifically, management has determined that the Company has an overall lack of segregation of duties as well as a lack of necessary corporate accounting resources related to the financial reporting process and accounting functions as the Company does not have any full time accounting personnel.

There were no significant changes in the Company’s internal controls in the quarter ending June 30, 2010 or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

As of June 30, 2010 the Company is not aware of any current of pending litigation which would effect the Company’s operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAMINSPICE

	By:	/s/ Edward Bukstel
Edward Bukstel
President & C.E.O.

Dated: September 9, 2010