Form 10-Q
period 2010-09-30
vitaminspice
filed 2010-11-19
CIK 1382056

Securities and Exchange Commission
 Washington, D.C.

FORM 10Q

 (Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

000-52907
 (Commission file number)

VitaminSpice
(Exact name of small business issuer as specified in its charter)

Wyoming	20-5776355
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

996 Old Eagle School Road, Suite 1102
Wayne, Pennsylvania  19087
 (Address of principal executive offices)

____________________________________________
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

139,564,664 shares of Common Stock, no par value, were issued and outstanding, as of November 10, 2010.  Of that amount, 134,464,664 are subject to restriction and 16,302,318 are free trading.

Transitional Small Business Disclosure Format (check one)     Yes ☐     No ☒

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

VITAMINSPICE
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	September 30,	December 31,
	2010	2009
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$19,423
Accounts receivable-trade	491	-
Prepaid Interest	19,031	-
Due from officer	14,181	14,181
Inventory	10,790	10,790
TOTAL CURRENT ASSETS	44,493	44,394
TOTAL ASSETS	$44,493	$44,394

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued interest	$655	$-
Customer deposits	16,000	-
Accounts payable and Accrued liabilities	65,812	35,267
Derivative liability-options and warrants	10,415,991	9,169,433
Convertible notes payable-related party	48,000	48,000
Notes payable	117,000	-
Accrued interest-related party	3,074	1,116
TOTAL CURRENT LIABILITIES	$10,666,532	$9,253,816
TOTAL LIABILITIES	10,666,532	9,253,816
STOCKHOLDERS' DEFICIT
Preferred stock, no par value, unlimited number of
shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, unlimited number of
shares authorized; 139,564,664 and 127,079,752
shares issued and outstanding	1,585,255	938,985
Accumulated deficit	(12,207,294)	(10,148,407)

TOTAL STOCKHOLDERS DEFICIT	(10,622,039)	(9,209,422)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$44,493	$44,394

VITAMINSPICE
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)
					FROM INCEPTION
					(February 25,
	Three Months Ended		Nine Months Ended		2008 -
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$901	$-	$901

COST OF GOODS SOLD	-	1,641	410	2,161	410

GROSS PROFIT	-	(1,641)	491	(2,161)	(410)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Stock options and warrants expense	-	-	1,246,558	25,605	10,415,991
General and administrative	39,452	1,323	423,552	3,887	840,989
Compensation expense	-	205	380,212	605	977,038
Research and development	-	903	-	6,882	3,045

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	39,452	2,431	2,050,322	36,979	12,237,063

NET OPERATING LOSS	(39,452)	(4,072)	(2,049,831)	(39,140)	(12,237,473)

OTHER INCOME (EXPENSE)
Interest expense			9,056		3,568
Interest expense-related party					2,076
Total other income (expense)	-	-	9,056	-	5,644

NET LOSS	$(39,452)	$(4,072)	$(2,058,887)	$(39,140)	$(12,243,117)

LOSS PER COMMON SHARE-BASIC	$(0.00)	$(0.00)	$(0.02)	$(0.00)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	131,241,389	125,434,846	128,338,118	125,434,846

VITAMINSPICE
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended, June 30,		FROM INCEPTION
			(February 25, 2008-
	2010	2009	September 30, 2010

Cash Flows from Operating Activities:
Net loss	$(2,058,887)	$(39,140)	$(12,203,665)
Adjustments to reconcile net loss to net cash
used by operating activities:
Due from officer			14,181
Inventory			10,790
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	30,545	39,140	65,812
(Increase) decrease in accounts receivable	(491)		(491)
(Increase) in prepaid interest	(19,031)		(19,031)
Increase in accrued interest	3,613		3,613
(Increase) in derivative liability	1,246,558		10,363,537
Net cash used by operating activities	(797,693)	39,140	(1,765,254)
Cash Flows from Financing Activities:
Issuance of Stock for cash	75,000		506,980
Stock issued for services	540,020		1,047,720
Issuance of Stock for interest and prepaid interest	26,250		26,250
Proceeds from notes payable	133,000		133,000
Proceeds from shareholder advance	4,000		4,000
Proceeds from convertible note payable – related party			48,000
Issuance of shares - reverse acquisition			(696)
Net cash provided by financing activities	778,270		1,765,254
Net increase (decrease) in cash	(19,423)	-	-
Cash, at beginning of period	19,423	-	-
Cash, at end of period	-	-	-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		-
Income taxes		-
Supplemental Schedule of Non-cash Investing and Financing Activities:
Issuance of stock for debt conversion		1,696,411

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
September 30, 2010

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
September 30, 2010

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
September 30, 2010

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

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
September 30, 2010

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the three and nine months ended September 30, 2010 and  2009.

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
September 30, 2010

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
September 30, 2010

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
September 30, 2010

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2010.  Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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
September 30, 2010

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

The fair value of options and warrants at the date of grant is determined under the Black-Scholes option pricing model.  During the three and nine months ended September 30, 2010, the following weighted-average assumptions were used. There were no option grants in the three and nine months ended September 30, 2009:

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
September 30, 2010

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
September 30, 2010

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
September 30, 2010

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
September 30, 2010

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements during the nine months ended September 30, 2010 and 2009, the Company incurred losses from continuing operations of  $2,058,887 and $39,140 , respectively.

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
September 30, 2010

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

The Company has no outstanding commitments or contingencies as of September 30, 2010.

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
September 30, 2010

up to  20,000,000 shares of Common Stock, of which 18,083,000 options have been granted.

An additional options to purchase  3,100,000 shares have been issued under specific grants not made under the above referenced plans, including options for 1,000,000 shares granted in February 2010.  These options were valued at $623,279 using Black-Scholes methodology.

NOTE 7 – COMMON AND PREFERRED STOCK

The Company's articles of incorporation authorize the issuance of an unlimited number of preferred and common stock. No preferred stock is outstanding as of September 30, 2010

The issuer, formerly known as Qualsec, issued 4,666,667 shares of common stock to its two founders in October 2006. An additional 1,000,000 shares were issued in a Regulation A offering at a price of $.30 per share (all share amounts give effect to a 1-for-30 reverse stock split effected in October, 2009). The original business of Qualsec was not successful, and in August 2009 Qualsec began to seek to acquire another business as a "reverse merger." Qualsec and Vitamin Spice LLC entered into an Agreement and Plan of Reorganization on September 28, 2009 under which all the membership interests of Vitamin Spice were exchanged for an aggregate of 100,000,000 newly issued shares of common stock. On the closing, five holders of the Registrant’s $130,000 in convertible promissory notes issued on March 12, 2008 and May 27, 2008 converted their notes into a total of 15,793,333 shares of common stock, and 50,000 shares were issued to a former officer and director. Immediately following the closing, there were 121,00,000 shares of common stock outstanding.  In addition, option holders of the Delaware limited liability company were offered the opportunity to exchange their options for options to purchase shares of the Registrant, on the same ratio as the exchanging members of Vitamin Spice. All of the optionees exchanged and options were issued to  purchase an aggregate of 10,164,000 shares at prices ranging from $.01 to $.05 per share.  None of these options have been exercised and 1,154,872 have lapsed.

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
September 30, 2010

The acquisition of VitaminSpice LLC has been accounted for as a reverse acquisition with VitaminSpice deemed to be the accounting  acquiror which acquired the Qualsec "shell" by issuing 21,000,000 shares for net liabilities of Qualsec of $696.

The Company sold 824,999 shares in the quarter ended December 31, 2009 for cash of $125,000. The Company also issued 3,000,000 shares for services valued at $.15 per share to two  persons  and 50,000 shares valued at $.25 per share to another person. The Company issued options to purchase 9,075,000 shares at $.28 per share to one person in connection with his election as a director, issued options to purchase 100,000 shares at a price of $.28 per share to a law firm and issued options to  purchase 2,000,000 shares at a price of $.42 per share to a shareholder for general business consulting services. There were 134,464,664 and 124,925,099 shares outstanding as of September 30, 2010 and December 31, 2009, respectively.  The Company issued 250,000 shares for consulting services, valued at $.42 per share, 1,749,653 shares for services valued at $.25 per share, including 1,000,000 shares to a director,  300,000 shares for cash of $75,000, and 105,000 shares for interest and prepaid interest of $26,250 in the quarter ended September 30, 2010.

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the three and nine months ended September 30, 2010 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

NOTE 8 – SHAREHOLDER ADVANCES AND NOTES

In the first quarter of 2010 we sold 300,000 shares of common stock for cash of $75,000. The Company also received $4,000 in a non-interest bearing advance from a shareholder; issued a 12%  promissory note for $50,000 due in

VITAMINSPICE
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
September 30, 2010

September 2010  with 50,000 common shares as an equity kicker; and  issued a note for $35,000 due June  9, 2010 bearing interest consisting  of $3,500 and 55,000 shares of common stock. A portion of the shares issued are for interest which would accrue after September 30, 2010 and are therefore accounted as prepaid interest on the balance sheet.

NOTE 9 – LITIGATION

Except as set forth below, as of September 30, 2010 the Company is not aware of any current of pending litigation which would effect the Company’s operations.

(i)  On August 31, 2010 a Lender to the Company filed suit in Jefferson County, Colorado (Ballard v. VataminSpice, Case Number 10C-056019) for the Company’s failure to repay a loan in the amount of $11,000.  The Lender obtained a Judgment on October 4, 2010 in the amount of $11,507.  On or about November 15, 2010 the Company agreed to settle this matter in exchange for the issuance of $300,000 Warrants with a strike price of $0.035.  The parties will exchange mutual releases, the Judgment will be vacated and no further collection efforts will take place.

NOTE 10 – SUBSEQUENT EVENTS

On or about October 21, 2010, the Company received a notice pursuant to Florida Statute Section 772.11 alleging civil theft on the part of the Company by  JEAGA Corp. which invested $50,000 into the Company.  The Company has thirty (30) days in which to respond to this allegation.  Accordingly the time to respond has not yet expired.  The Company denies the allegation as the investor was to receive fair value for the investment into the Company.  To the best of the Company’s knowledge, no suit has been filed as of the date of this filing.

On or about November 9, 2010, certain defendants files suit in the Superior Court of California, Orange County (Advanced Multilevel Concepts, Inc. et al. v. VitaminSpice, et al., Case No.: 00423757) wherein the Plaintiffs allege, among other things, violations of the Uniform Commercial Code and conversion with regard to certain shares of restricted stock held by the Plaintiffs.  As of this time the Company has not been served with the Complaint.  The Company takes these allegations seriously and is investigating this matter.   The Company denies the allegations and  intends to vigorously defend this suit.

Item 2.     Plan of Operations.

The Company’s operations have been limited to development marketing of our vitamin related product line. The Company has had no sales in the most recent three months ended September 30, 2010 and limited sales in the nie months ending September 30, 2010. The Company is seeking to market the Company’s products and secure contracts for same.  However, equity funding will be required in order to develop the contracts required to achieve profitability.  Any delay in equity funding may jeopardize continued operations.

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

Item 4.   Controls and Procedures.

As of September 30, 2010, the Company has only one employee and outsourced most functions. As such, a complete set of internal controls, including segregation of duties, is not possible in an organization of this size. However, we have now implemented limited control procedures surrounding the maintenance of the Company’s accounting and financial systems and the safeguarding of the Company’s assets. Further, all transactions entered into outside the course of the Company’s day to day operations must be approved by the President and C.E.O., Edward Bukstel.

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

There were no significant changes in the Company’s internal controls in the quarter ending September 30, 2010 or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings

Except as set forth below, as of September 30, 2010 the Company is not aware of any current of pending litigation which would effect the Company’s operations.

(i)  On August 31, 2010 a Lender to the Company filed suit in Jefferson County, Colorado (Ballard v. VataminSpice, Case Number 10C-056019) for the Company’s failure to repay a loan in the amount of $11,000.  The Lender obtained a Judgment on October 4, 2010 in the amount of $11,507.  On or about November 15, 2010 the Company agreed to settle this matter in exchange for the issuance of $300,000 Warrants with a strike price of $0.035.  The parties will exchange mutual releases, the Judgment will be vacated and no further collection efforts will take place.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAMINSPICE

	By:	/s/ Edward Bukstel
Edward Bukstel
President & C.E.O.

Dated: November 18, 2010