Form 10-K
period 2010-12-31
vitaminspice
filed 2011-04-15
CIK 1382056

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 0-52907

VITAMINSPICE
(Exact name of registrant as specified in its charter)

Wyoming	20-5776355
(State of incorporation)	(I.R.S. Employer Identification No.)

996 Old Eagle Road, Suite 1102 Wayne, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

(Prior Address if Changed From Last Report)

Registrant’s telephone number, including area code: (484) 367-7401

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   No Par Value Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☐               Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).     ☐ Yes     ☒ No

As of March 25, 2011, there were 207,649,664 shares of common stock outstanding.

VitaminSpice

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

The Company has made forward-looking statements within the meaning of the Federal Securities Laws in this Annual Report on Form 10-K, including in the sections entitled "Description of Business," "Risk Factors,"  and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties, and assumptions. The Company’s future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors.  Actual results may differ materially from those expressed in these forward-looking statements. Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

PART I

Item 1.    DESCRIPTION OF BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risk Factors," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. VitaminSpice expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K.

Background

The Company is a Wyoming corporation organized in October 2006 to develop nanotech-based sensor technology under the name Qualsec. That business was not successful and on September 28, 2009, the Company acquired VitaminSpice, LLC, a Delaware limited liability company, and changed its name from Qualsec to VitaminSpice. In connection with the acquisition, the company issued 100,000,000 shares of the Company’s Common Stock to the members of VitaminSpice, LLC. In addition, option holders of the Delaware limited liability company were offered the opportunity to exchange their options for options to purchase shares of the Company, on the same ratio as the exchanging members of VitaminSpice. All of the optionees exchanged and options were issued new options to purchase an aggregate of 10,164,000 shares at prices ranging from $.01 to $.05 per share. None of these options have been exercised and 1,154,872 have lapsed.

The current business of the Company is conducted through, and is a continuation of, the VitaminSpice LLC limited liability company founded in February 2008 by Edward Bukstel. Our principal office address is 996 Old Eagle School Road, Suite 1102, Wayne, Pennsylvania and our telephone is (484) 367-7401.

Our Products

The Company develops and markets a unique line of vitamin-enriched gourmet spices. Through December 31, 2009 the Company was engaged in product development and preliminary marketing. We had no sales until the quarter ended March 31, 2010. Our initial product line features ground pepper, cinnamon, granulated garlic and crushed red pepper packaged in plastic screw top shakers, similar to the currently available packaging used for spices in general. We use gourmet quality spices and high quality vitamin ingredients. Vitamins are specially formulated so as to be taste neutral. Our retail price point is $6.00 - $8.00 which represents a 10% - 20% premium over other high quality spices, that DO NOT have the added vitamins and nutritional supplements.

Our product is designed for persons who wish to supplement their nutritional needs conveniently and as part of their daily diet, and for little if any additional cost compared to conventional spices. A one-half teaspoon (2.1 gr.) serving of our granulated garlic, for example, provides 82% of the minimum daily requirement for Vitamin C, 54% of most B Vitamins and 22% of Vitamin B12. Our products are kosher, 100% natural, vegetarian and free of nuts and gluten, and are therefore appropriate for nearly all consumers. Vitamin Spice can be sprinkled on to any food or beverage, and can be used at the end of the cooking process up to 200°F.

We also have other products under development such as ketchup, mustard and salad dressing which will include our vitamin-enriched spices.

Marketing and Sales

We have made a limited amount of sales through our web site at www.vitaminspice.net and have shipped to retailers such as Walgreens.

As of December 31, 2010, we have entered into the following significant agreements:

-  We have entered into an agreement with American Distribution Company (Amdistco.com), which also holds the license for other prominent licensors, for co-branded products with the popular cooking show, Iron Chef America.

-We have signed a multi-year agreement with Inland Packaging/FunnelPack USA, giving us the exclusive North American license, sales, and marketing rights for FunnelPack's single-serving triangular packaging. The isosceles-triangle shape resembles a pizza slice -- a pointed reference to their target market. VitaminSpice intends to use the packaging for their vitamin-infused Granulated Garlic, Crushed Red Pepper, Parmesan Cheese, and related blended seasonings.

-We have entered into a marketing agreement with CWC Sports, a full-service sports marketing company based in Los Angeles, California.  This strategic alliance is expected to generate a significant amount of  media partnering for VitaminSpice -- with every major team in Major League Baseball, the NBA, NHL, and the NFL.

- We have entered into a merchandising agreement with Intersource Enterprises, Ltd., (www.inter-source.net) to market VitaminSpice products through thousands of outlets in Asia. Intersource is owned by former Board of  Directors ,member, William "Bill" Fields.

- We have signed an agreement with Bill Field's consulting firm, Fields Texas Unlimited, for introducing our products into the US market.

- We entered into a Brokerage Agreement West & Associates, LLC.  Under this non-exclusive brokerage agreement, the Company will pay a commission to West & Associates, LLC for any orders consummated under the Brokerage Agreement.

We also believe we can market our product in bulk to schools and other institutional food preparers. School districts have shown strong interest in our product as a way to improve nutrition.

Our marketing efforts to date have been based on trade shows to the restaurant and food service industries. Our products are also available for purchase through our website and selected retailers. We do not expect internet sales to be a significant percentage of sales in the near future.

Supplies and manufacturing

Raw material for our products is available from a large number of sources. Vitamin Spice products are packaged in standard PET recyclable shaker bottles. We have designed our own labeling based on informal market research. Samples of our packaged product can be viewed at our website, www.vitaminspice.net. We outsource warehousing, packaging and shipping to third parties. To maintain freshness of the products, we only maintain limited amounts of inventory and most of our products are manufactured to order.

Competition

Our product competes with those offered by companies such as McCormick and Spice Islands, as well as private label brands and a large number of smaller or regional spice companies. We consider our product to compete favorably with all competitors on the basis of taste and on the fact that currently there are no other vitamin-enriched spices on the market. However, our product is expected to be sold at a premium to the competitor’s products, and our competitors generally have longer operating histories, stronger branding, and significantly greater financial resources.

Employees

As of December 31, 2010, the Company had only one employee, President and Chief Executive Officer Edward Bukstel. We outsourced our manufacturing, order fulfillment, accounting, legal and other services through independent contractors and/or consultants.  Subsequent to December 31, 2010, the Company hired 2 additional employees (a Chief Medical Office and an Office Manager) to assist in the administrative and technical functions of the Company. We believe these employee levels will be sufficient for the next 12 months but are prepared to add additional employees should the success of the Company warrant such additions.  We have no firm plans on incentive or benefit plans but we have a stock option plan.

Intellectual Property

A provisional patent has been filed with the USPTO.  Certain formulations of vitamins, herbs, and minerals are more suitable for cooking preparations at higher temperatures. Our competitors may enter our market niche, which would adversely affect sales and margins for our product.   VitaminSpice, LLC is the owner of the “VitaminSpice” trademark issued on January 14, 2010 in International Class 30 (namely spice blends and spices) under Registration Number 3765618.

Governmental Regulation

Food products are required to comply with labeling and manufacturing requirements. Our products are manufactured and packaged only in approved facilities of outside contractors.

Item 1A.  RISK FACTORS.

We Have a Limited Operating History and Substantial Cumulative Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $12,195,031 as of December 31, 2010. For the years ended December 31, 2010 and 2009, our income (loss) from operations was $(2,046,624), and $(10,064,456), respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

We Will Need Additional Financing.

We may require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.

There May Be Limited Liquidity in Our Common Stock and Its Price May Be Subject to Fluctuation.

Our common stock is currently traded on the OTC Bulletin Board and there is only a limited market for our common stock. We can provide no assurances that we will be able to have our common stock listed on an exchange or quoted on NASDAQ or that it will continue to be quoted on the OTC Bulletin Board. If there is no trading market for our common stock, the market price of our common stock will be materially and adversely affected.

SEC Rules Concerning Sales of Low-Priced Securities May Hinder Re-Sales of Our Common Stock.

Because our common stock has a market price that is less than five dollars per share, our common stock is not listed on an exchange or quoted on NASDAQ and is traded on the OTC Bulletin Board. Brokers and dealers who handle trades in our common stock are subject to certain SEC disclosure rules when effecting trades in our common stock, including disclosure of the following: the bid and offer prices of our common stock, the compensation of the brokerage firm and the salesperson handling a trade and legal remedies available to the buyer. These requirements may hinder re-sales of our common stock and may adversely affect the market price of our common stock.

We Have Limitations On The Effectiveness Of Our Internal Controls.

We currently have three full-time employees. The employees are engaged in sales, management and general and administrative capacities. A complete set of internal controls is not possible in an organization of this size. Management does not expect that its disclosure controls or its internal controls will prevent all errors and intentional misrepresentations. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the organization have been detected.

New and Increased Competition.

There are a number of companies in the marketplace which sell spices.  Many of our competitors are larger and possess considerably greater financial, marketing, management and other resources than we do.  At this time none of our competitors currently sell a vitamin infused product, but there is no assurance that such product will not be developed which could increase competition in the Company’s niche market.  Increased competition could result in reduced volume and margins, each of which could materially adversely affect our revenue, which would have a material adverse effect on our business, financial condition and results of operations.

Item 1B.  UNRESOLVED STAFF COMMENTS

As of December 31, 2010, the Company has unresolved staff comments from the Commission’s Division of Corporation Finance as it relates to certain financial treatment, disclosure and reporting.  The dates of the inquires which have been unresolved as of this time are: January 6, 2010; August 6, 2010 and December 29, 2010.  The Company in making every effort to address these issues, which are primarily forward looking.  The process has been delayed due to the change in the Company’s auditors and legal counsel since the time of the Form 10K for the period ending December 31, 2009.  The Company will file amended reports on Forms 10Q and 10K as appropriate.

Item 2.    DESCRIPTION OF PROPERTY

Our executive offices of the Company consist of 783 square feet of office space in Wayne, PA. The lease expires August 30, 2010.

Item 3.    LEGAL PROCEEDINGS

As of December 31, 2010, three pending suits existed as against the company as follows: (i) Advanced Multilevel Concepts, et al. v. VitaminSpice, et al. (California Superior Court, Orange County, Docket Number 30-2010-00423757, Filed November 18, 2010) .  The Plaintiffs allege, among other things, that the Company violated Article 8 of the California Uniform Commercial Code by improperly placing a “stop order” on certain shares of common stock of the Company.  The Company contested jurisdiction of the California Court and has not formally responded to the allegations within the Complaint.  The Company feels it has strong defenses to this action and has taken only actions which as in the best interest of the Company’s shareholders.  Subsequent to the date of this report, the California Superior Court held that the Company is not subject to the jurisdiction of the California Courts.  To the best of the Company’s knowledge, this Complaint has not been re-filed in any other jurisdiction.  (ii) Robison v. VitaminSpice, et al. (Supreme Court of Pennsylvania, Court of Common Pleas, Chester County, Docket Number 10 13170, Filed November 1, 2010).  The Plaintiff alleges that is has an agreement with the Company whereby it loaned the sum of $50,000 to the Company and that the Company has failed to repay the loan and issue 50,000 shares of the Company’s common stock to the Plaintiff.  The Company disputes the enforceability of the alleged agreement. The action is currently in the discovery stage; and (iii) GPX Wayne Office Properties, LP v. VitaminSpice (Commonwealth of Pennsylvania, County of Chester, Docket Number MJ-15401-LT-0000159-2010, Filed December 22, 2010) for the failure to pay rent.  Subsequent to the date of this report, the rent arrears have been cured and the Company expects the case to be dismissed.

Since the date of this report one additional lawsuit has been field against the Company.  That action is an Article 8 proceeding similar to that field by Advanced Multilevel Concepts.  See, Subsequent Events on page 12 for more details.

An adverse determination on any litigation may have a material adverse effect on the financial condition of the Company.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We amended our Articles of Incorporation to change the name of the corporation from Qualsec to VitaminSpice in September, 2009 following the acquisition of VitaminSpice, LLC. The amendment was approved by the consent action by holders of a majority of the Common Stock and an information statement dated October 12, 2009 was mailed to shareholders of record.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Sales of Unregistered Securities.

The Company's Common Stock has traded on the OTC Electronic Bulletin Board under the symbol VTMS.OB since December, 2009 and prior to that time under the symbol QLSZ.OB and QLSC.OB since June 30, 2008. From May 29, 2008 to June 29, 2008 the Common Stock traded on the Pink Sheets LLC under the symbol QLSC.PK. The following table sets forth the high and low trading prices for the Common Stock in 2009 and 2010. Trading in the Common Stock has been limited and sporadic and does not constitute an established public trading market. The last sale price on December 31, 2010 was $.46. All prices give effect to a 1 for 30 reverse stock split effected in November  2009.

Quarter ended	High	Low

December 31, 2010	$.18	$.16
September 30, 2010	$.11	$.11
June 30, 2010	$.20	$.15
March 31, 2010	$.47	$.40

December 31, 2009	$.43	$.43
September 30, 2009	$.30	$.30
June 30, 2009	$3.60	$3.60
March 31, 2009	$4.50	$4.50

As of December 31, 2010 there were approximately 85 record holders of Company common stock. The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

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

We sold 7,500,000 shares in year end December 31, 2010, for cash of $75,000.  We also issued 4,984,912 shares for services at an average price of $.11 per share.

Company repurchases of common stock during the year ended December 31, 2010.

There were no Company repurchases of common stock during the year ended December 31, 2010.

Equity Compensation Plans

			Number of Securities
			remaining available
	(a)	(b)	for future issuance
	Number of Securities	Weighted Average	under equity
	To be issued upon	exercise price of	compensation plans
	exercise of existing	outstanding options,	(excluding Securities
	Options, warrants	warrants and	reflected in
Plan Category	and rights	rights	column (a)

Equity compensation	18,149,667	$.1626	2,517,000
Plans approved by
Security holders

Equity compensation	2,100,000	$.4133	-
Plans not approved
By Security holders

Total	21,305,667		1,361,000

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

An additional options to purchase 3,100,000 shares have been issued under specific grants not made under the above referenced plans.

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

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in cases of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.”

Change of Control.

There have been no changes of control which have not been reported.

Item 6.    SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to respond to this item.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Background

Vitamin Spice LLC, organized in February 2008, is the continuation of a sole proprietorship founded by Edward Bukstel. Until September 28, 2009, when Vitamin Spice LLC was acquired by the Company (then known as Qualsec) our activities were limited to developing our business plan, developing our initial vitamin-enriched spices, packaging,  preliminary marketing, and raising capital.  In the quarter ended December 31, 2009, we concentrated our efforts on marketing our products and in strengthening our board of directors. We entered into important marketing agreements with Intersource Enterprises, Fields Texas and American Distribution Company, and developed our website www.vitaminspice.net so that we could sell product directly through that web site. Our marketing efforts began to bear fruit in the first quarter of 2010 in a limited amount of internet sales and by shipping product to retail stores.  We expect that we will continue to increase sales. We do not believe we can accurately forecast sales for the year at this time due to our early stage of existence. Increasing sales will depend on consumer acceptance of our products, the success of our marketing efforts and our ability to raise money for working capital.

Year to year comparison

Our loss from operations in the year ended December 31, 2010 of $2,064,624 compares to our loss of $10,064,456 for the year ended December 31, 2009. In fiscal 2010 we had $429,289 in general and administrative expenses compared to $297,081 for fiscal 2009. The increase was due to several factors, in order of importance, our expanded marketing expenses, including trade show expenses in 2010 which were minimal in 2009; expenses related to obtaining financing; finalization of packaging design and regulatory matters; and  legal, administrative  and accounting costs which increased due to our profile as a public company. In fiscal 2010 and 2009 we incurred $1,626,770 and  $9,644,133, respectively, in non-cash compensation expenses related to the issuance of options and  common stock for services.  Substantially all of the consulting expenses related to the design and marketing of our products have been paid for with option or stock grants. We issued options to purchase 10,164,000 to various stockholders and consultants at prices ranging from $.01 to $.05 at the time of the acquisition (of which 9,008,000 remain outstanding); we issued 9,075,000 options at a price of $.28 in connection with the election of a director, Bill Fields; issued 100,000 options at a price of $.28 to legal counsel for services; and issued options to purchase 2,000,000 shares at $.42 for general business consulting. We also issued 550,000 shares valued at $87,500 to two persons for financial public relations and 2,500,000 shares valued at $375,000 for media consulting.  Management has made great efforts to keep cash outlays for general and administrative expenses at a minimum.  Management determined to compensate service providers with stock or option grants in order to conserve cash on hand. As our cash position may improve over time we expect to lessen our reliance on non-cash compensation

In fiscal 2009 we accrued interest of $1,116 on $48,000 of convertible promissory notes issued in the quarter ended September 30, 2009. All of the noteholders converted to common stock in fiscal year 2010.

Liquidity and Capital Resources

We need a significant amount of cash to fulfill expected orders in fiscal 2011.  We expect that the cash need will be from $2 to $5 million depending on sales levels. We are negotiating with various parties for equity or debt placements, but have no arrangement or understanding for obtaining the required cash. . We have no line of credit and we do not believe that we will be able to obtain any line of credit in 2010 due to our stage of development and the state of the credit markets. If we are unable to obtain the required cash, we will not be able to obtain or fill all orders for sales of our products.

In the last quarter of fiscal 2009 we sold 824,999 shares of common stock  in the quarter ended December 31, 2009 for cash of $183,980. We also issued 3,000,000 shares for services valued at $.15 per share to two  persons  and 50,000 shares valued at $.25 per share to another person. We also issued options to purchase 10,164,000 shares at $.05 per share to former option holders of VitaminSpice LLC, issued options to purchase 9,075,000 shares at $.28 per share to one person in connection with his election as a director, and issued options to  purchase 2,000,000 shares at a price of $.42 per share to a shareholder for services. We issued $48,000 in convertible notes to 5 persons in September 2009; the notes are convertible at $.20 per share and bear interest at 8%.  In the first nine months of 2009, we obtained $172,000 by the issuance of interests in VitaminSpice LLC which were exchanged for 23,762,815 shares in the acquisition. We also issued VitaminSpice LLC interests for consulting services valued at $15,200 which were exchanged for 10,939,363 shares in the acquisition. We sold 7,500,000 shares in year end December 31, 2010, for cash of $75,000.  We also issued 4,984,912 shares for services at an average price of $.11 per share.

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

Since we have not yet generated any revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our activities prior to January 1, 2010 have been limited to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements as of December 31, 2109 filed within our 10-K, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

Our future operating results are subject to many factors, including:

●     our success in finding distributors for our products;

●     our ability to obtain customers for vitamin-infused products;

●     the effects of competition;

●     our ability to obtain additional financing; and

●     other risks which we identify in this and future filings with the SEC.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are appended to the end of this report and include the following:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2010 and 2009
Statement of Income for the year ended December 31, 2010 and the periods inception (February 25, 2008) to December 31, 2010 and the periods inception (February 25, 2008) to December 31, 2009
Statement of Stockholders’ Deficit for the period inception (February 25, 2008) to December 31, 2010
Statement of Cash Flows for the year ended December 31, 2010  and the periods inception (February 25, 2008) to December 31, 2010 and the periods inception (February 25, 2008) to December 31, 2009
Notes to Consolidated Financial Statements.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 20, 2011 the Company dismissed its former independent accountant Larry O'Donnell, CPA, P.C ("O’Donnell CPA") due to the fact that O’Donnell CPA’s registration with the Public Company Accounting Oversight Board had been revoked.  The report by O’Donnell CPA on the financial statements of the Company dated April 12, 2010, including a balance sheet as of December 31, 2009 and the statements of operations, cash flows and statement of stockholders' equity for the year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope or accounting principles.  During the period covered by the financial statements through the date of dismissal of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the fiscal year ended December 31, 2010 there were no “reportable events” with respect to the Company as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On March 23, 2011, the Registrant engaged Malcom L. Pollard, Inc. as its independent auditor. This engagement was approved by the Board of Directors. During the two fiscal years ended December 31, 2009, and December 31, 2010,  the  Company  did not consult with Malcom L. Pollard, Inc. on the  application  of accounting  principles to any specific transaction nor the type of audit opinion that  might  be  rendered  on the  Registrant's  financial  statements.  FurtherMalcom L. Pollard did not provide any written or oral advice that was an important factor considered us in reaching a decision as to any such accounting, auditing or financial reporting or any matter being the subject of disagreement or "reportable event" or any other matter as defined in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v).

Item 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision of Edward Bukstel in his role as Chief Executive Officer and President of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that our disclosure controls and procedures are not effective as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  Based on our evaluation, our management concluded that our internal control over financial reporting was not effective based on criteria set forth on the COSO Framework.

At December 31, 2010, we had only one employee and outsourced our legal, accounting and other administrative functions. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have hired two additional employees since the date of this report and are implementing control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Edward Bukstel, Chief Executive Officer and President.

After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), management has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

We have identified deficiencies in the design or operation of the Company’s internal controls that we consider to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Specifically, we found that the Company has an overall lack of segregation of duties as well as a lack of necessary corporate accounting resources related to the financial reporting process and accounting functions as the Company does not have any full-time accounting personnel.  Accordingly, certain functional and monitoring controls do not exist as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

SUBSEQUENT EVENTS

On January 9, 2011, the Company entered into a Binding Letter of Intent with Extreme Speed Motorsports, LLC (“Extreme”) for the Company’s sponsorship of Extreme’s participation in the American Le Mans Series Presented by Tequila Patrone.  The Company name and logo will receive car placement and the Company will be permitted to use the “Racing with Ferrari” slogan.  The Company has agreed to issue 400,000 shares of the Company’s common stock and pay a commission on gross wholesale revenue.  It is contemplated that a further agreement will be entered into between Extreme and the Company in the future.

On or about January 20, 2011, the Company dismissed Larry O’Donnell, CPA, P.C. due to the revocation of their registration with the Public Company Accounting Oversight Board.   Larry O’Donnell, CPA, P.C.’s reports on the Company’s financial statements for the year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principals.  Larry O’Donnell, CPA, P.C. did not report on the Company’s financial statements for the year ended December 31, 2008.

On February 9, 2011, the Company entered into a Supply Agreement with IUCSS, Inc. whereby the Company would supply its products to IUCSS, Inc. for sale through IUCSS, Inc.’s web site for sale to consumers.  The Supply Agreement was amended on February 28, 2011.  The amendment was merely a clarification and did not change the material terms on the Supply Agreement.  IUCSS, Inc. has ordered 12,000 units, and has pre-paid for the delivery of product, under the Supply Agreement.  The Company has not yet delivered any product under this agreement.

In connection with the West and Associates, LLC Brokerage Agreement described above, on or about March 7, 2011, West & Associates, LLC issued Purchase Order WEST1000-0 in the amount of $5,000,000 for the purchase of spices and condiments from the Company.  On March 29, 2011, West & Associates, LLC substituted purchase order WEST1000-0 with WEST1002-2 for the aggregate amount of $6,949,497.85 of the Company’s products to be delivered over the next 18 months.

On March 9, 2011, a legal action was commenced in the General Court of Justice, State of North Carolina, County of Orange captioned Learned J. Hand v. VitaminSpice, et al. (Docket Number 11 cv 000507).  The suit alleges violation of Article 8 of the Uniform Commercial Code with regard to a “stop order” placed on 50,000 of stock of the plaintiff.  The Company intends on contesting jurisdiction and will evaluate, given to cost to defend such a suit,  what the appropriate next actions are.

On March 23, 2011, the Company engaged the services of Malcolm L. Pollard, Inc. as its certifying accountants for the fiscal year ended December 31, 2010.  The Company did not consult with Malcolm L. Pollard, Inc. during the two prior fiscal years ended December 31, 2009 and December 31, 2010 regarding the application of accounting principals to a specific completed or contemplated transaction, or the type of audit opinion that may be rendered on the Company’s financial statements. Neither written nor oral advice was provided that was an important factor considered by Malcolm L. Pollard, Inc. in reaching a decision as to the accounting, auditing or financial reporting issue; or any other matter that was the subject of any disagreement(s) or event identified in response paragraph (a)(1)(iv) of Item 304 of Regulation S-K.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  Information as to the directors and executive officers of the Company is as follows.

Edward Bukstel, age 47, founded Vitamin Spice in February 2008 and has been a director, CFO and CEO of the public company since September 2009.   Mr. Bukstel has18 years of data integration, data security, and communications experience. He has successfully licensed systems and services to companies, including international pharmaceutical and managed care organizations. Mr. Bukstel was a founding member of the ASTM E1238 Standard that became integrated into HL7. He has been a national speaker on electronic data interchange and has been a guest lecturer at The Wharton Business School. Mr. Bukstel is a founder of an internet search engine application iprecis.com and has consulted for various public companies in industries ranging from satellite communications to financial transactions.  He is the founder of the Freedom Calls Foundation providing free communications solutions for troops in Iraq.  Bukstel was nominated for the Zachary and Elizabeth Fisher Humanitarian Award, the highest civilian honor awarded by the Department of Defense. Mr. Bukstel also provided innovative Satcom solutions as an EVP at Skyframes, Inc., Mr. Bukstel was a Vice President at Synetic and CareInsite Corporation (currently WebMD).  Mr. Bukstel was also President of the information systems division of a NASDAQ listed company.

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

In July 2010 Mr. William "Bill" R. Fields resigned as a member of Board of Directors due to his relocation to Asia to pursue other business ventures.  Mr.  Fields, age 60, remains a friend of the Company and remains Chairman of Intersource Co. Ltd.   The Company’s business relationship with Intersource Co. Ltd. was unaffected by the resignation of Mr. Fields.

Code of Ethics

We have  adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, which has been filed as an exhibit to this report.

Audit Committee Financial Expert

VitaminSpice does not have an audit committee.  VitaminSpice does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members.  The Company is interviewing prospective candidates to fill this void but we cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of VitaminSpice's executive officers and directors during each of the two years since inception.   The remuneration described in the table does not include the cost of benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of our business. Such amounts are less than $10,000 per year per employee.

	2010	2009	Options Granted	Options Granted
Name and Office	Salary	Salary	2010	2009
Edward Bukstel, Chief Executive
And Financial Officer	$0	$0	$0	$1,154,872

Chief Operating Officer

Option/SAR Grants in Year ended December 31, 2009 to Named Executive Officers

	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees in	Exercise or Base	Expiration
Name	Granted (#)	Fiscal Year	Price ($/Sh)	Date
Edward Bukstel	1,154,872	100%	$.05	12/31/2012

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options/SARs at	Options/SARs at
			Fiscal Year End	Fiscal Year End
	Shares Acquired		Exercisable/	Exercisable/
Name	on Exercise (#)	Value Realized ($)	Unexercisable	Unexercisable
Edward Bukstel	--	--	1,154,872/384,957	$438,851/$146,284

VitaminSpice has no long term incentive plans other than the plans described in Item 5.

VitaminSpice, by resolution of its Board of Directors and stockholders, adopted a 2006 Stock Option Plan (the "Plan") on October 18, 2006 and a 2009 Stock Option Plan on September 28, 2009.   The Plana enable the Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

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

As of December 31, 2010, no Directors received no compensation for their duties as directors but were reimbursed for reasonable expenses associated with their duties as Directors.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as at December 31, 2010, relating to the beneficial ownership of Company common stock as of the date of this report by (i) each person known by VitaminSpice to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of VitaminSpice s directors and executive officers, and (iii) all officers and directors as a group.  Unless otherwise noted below, QualSec believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised. The percentages are based on 207,649,664  shares of Common Stock being outstanding as of December 31, 2010.

			Percentage
Name of	Number of		of Outstanding
Stockholder	Shares Owned		Common Stock
Edward Bukstel President and Director	42,669,700	(1)	33.9%
Richard Seelig Secretary and Director	404,582	(2)	.32
William "Bill" Fields Director	9,075,000	(3)	6.8%

David McTamney --	9,943,796	(4)	7.9%
Dror Rom	28,031,736	(5)	22.3%
Boas Gonen --	10,175,849	(6)	8.1%

All officers
and directors
as a group (2 persons)	52,149,282	41.6%

(1) Includes 42,092,264 shares of common stock and 577,436 shares issuable upon the exercise of vested (as of March 31, 2010) options to purchase shares of common stock
(2) Includes 404,582 shares issuable upon the exercise of vested (as of March 31, 2010) options to purchase shares of common stock.
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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence. Mr. Hand does not qualify as an independent director under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

Specifically, in order to qualify as independent, the director must not:

●	have been any time during the past three years was, employed by the Company or by any parent or subsidiary of the Company;

●
have accepted or have a family member who accepted any compensation from the Company in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service;

●	be a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

●
be, or have a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more:

●
be, or have a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity; or

●
be, or have a family member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our principal accountants, Larry O' Donnell CPA, , billed us $5,000 for the audit of our financial statements for the two years ended December 31, 2009 .  The Company’s new auditor _Malcom L. Pollard, Inc. expects the fee to audit the financial statements of the Company for the two years ended December 31, 2010 to be $10,000.

Audit –related Fees

None.

Tax Fees

None.

All other fees

None.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of the above auditors was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements filed herewith are listed under Item 8. No schedules are required.

These are the exhibits filed herewith:

Exhibit Number	Exhibit
3	Charter and by-laws
3.1	Articles of Incorporation. (1)(3)
3.2	Bylaws (1)(3)
10	Material contracts
10.1	2006 Stock Option Plan (1)(3)
10.2	Employment Agreement between the small business issuer and Arden A. Kelton, PhD. (2)(3)
10.3	Employment Agreement between the issuer and Joel Hand(2)(3)
10.4	Funding letter from Joel Hand.(2)(3)
10.5	Promissory Note in favor of JK Advisers Hedge Fund dated March 12, 2008.(4)
10.6	Promissory Note in favor of JK Advisers Hedge Fund dated May 27, 2008.(5)
10.7	Consulting Agreement between Qualsec and Dr. Arden A. Kelton.(6)
10.8	Release and Settlement Agreement between Qualsec and Dr. Arden A. Kelton .(6)
10.9	Stock Agreement.(6)
10.10	Form of Stock Option Agreement with Kelton and Hand with schedule of details.(7)
31.1
Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. (7)

32.1	Certification of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. (7)
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

VITAMINSPICE

Date: April 15, 2011	By:	/s/ Edward Bukstel
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the  Registrant and in the capacities and on the date indicated.

VITAMINSPICE

Date: April 15, 2011	By:	/s/ Edward Buksttel
President and Chief Financial
Officer (chief financial officer
and accounting officer and duly
authorized officer)

Date: April 15, 2011	By:	/s/ Richared Seelig
Secretary and Director

MALCOLM L. POLLARD, Inc.
4845 W. LAKE ROAD, # 119
ERIE, PA 16505
(814) 838-8258          FAX (814) 838-8452

Report of Independent Registered Public Accounting Firm

Board of Directors
VITAMINSPICE
Wayne, Pennsylvania

We have audited the accompanying balance sheets of VITAMINSPICE  as of December 31, 2010,  and December 31, 2009 and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and December 31, 2009  and  the results of its operations, changes in stockholders’ deficiency,  and its cash flows for year then ended, in conformity with U.S. generally accepted accounting standards.

Malcolm L. Pollard, Inc.
Erie, Pennsylvania
April 14, 2011

VITAMINSPICE
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$19,423
Accounts receivable-trade	491	-
Prepaid Interest	19,031	-
Due from officer	14,181	14,181
Inventory	10,790	10,790
TOTAL CURRENT ASSETS	44,493	44,394

TOTAL ASSETS	$44,493	$44,394

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued interest	$655	$-
Accounts payable and Accrued liabilities	71,549	35,267
Derivative liability-options and warrants	10,415,991	9,169,433
Convertible notes payable-related party	48,000	48,000
Notes payable	115,000	-
Accrued interest-related party	3,074	1,116
TOTAL CURRENT LIABILITIES	$10,654,269	$9,253,816

TOTAL LIABILITIES	10,654,269	9,253,816

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, unlimited number of
shares authorized; no hsares issued and outstanding	-	-

Common stock, no par value, unlimited number of
shares authorized; 127,079,752 and 139,564,664
shares issued and outstanding	1,585,255	938,985
	-
Accumulated deficit	(12,195,031)	(10,148,407)

TOTAL STOCKHOLDERS DEFICIT	(10,609,776)	(9,209,422)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$44,493	$44,394

The accompanying notes are an integral part of these financial statements.

VITAMINSPICE
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			FROM INCEPTION
	Year Ended		(February 25, 2008-
	December 31,		December 31,
	2010	2009	2010

REVENUES	$18,901	$-	$901

COST OF GOODS SOLD	410	-	410

GROSS PROFIT	18,491	-	491

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Stock options and warrants expense	1,246,558	9,169,433	10,415,991
General and administrative	429,289	297,081	807,276
Compensation expense	380,212	596,826	977,038
Research and development	-	-	3,045

TOTAL SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	2,056,059	10,063,340	12,203,350

NET OPERATING LOSS	(2,037,568)	(10,063,340)	(12,202,859)

OTHER INCOME (EXPENSE)
Interest expense	9,056		9,056
Interest expense-related party		1,116	1,116
Total other income (expense)	9,056	1,116	10,172

NET LOSS	$(2,046,624)	$(10,064,456)	$(12,213,031)

LOSS PER COMMON SHARE-BASIC	$(0.02)	$(0.08)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	128,338,118	125,434,846

The accompanying notes are an integral part of these financial statements.

VITAMINSPICE AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM INCEPTION (FEBRUARY 25, 2008) THROUGH DECEMBER 31, 2010

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid -In Capital	Deficit	Total

Balance January 1, 2009	76,237,285	$430,561	$-	$(83,951)	$(83,951)

Stock issued for cash	20,061,134	200,611	155,369		355,980

Stock issued for services	30,781,333	307,813	(155,369)		152,444

Net loss				(10,064,456)	(10,064,456)

Balance December 31, 2009	127,079,752	938,985	-	(10,148,407)	(9,209,422)

Stock issued for services	4,984,912	571,300	-		571,300

Stock issued for cash	7,500,000	75,000.00			75,000

Net loss				(2,046,624)	(2,046,624)

Balance December 31, 2010	$139,564,664	$1,585,285	$-	$(12,195,031)	$(10,609,746)

The accompanying notes are an integral part of these financial statements.

VITAMINSPICE
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			FROM INCEPTION
	Year Ended,		(February 25, 2008-
	December 31,		December 31,
	2010	2009	2010

Cash Flows from Operating Activities:
Net loss	$(2,046,624)	$(10,064,456)	$(12,213,031)
Adjustments to reconcile net loss to net cash
used by operating activities:
Due from officer		3,877	(14,180)
Inventory		(6,799)	(10,790)

Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	36,282	35,267	71,549
(Increase) decrease in accounts receivable	(491)	-	(491)
(Increase) in prepaid interest	(19,031)	-	(19,031)
Increase in accrued interest	2,613	1,116	3,729
(Increase) in derivative liability	1,246,558	9,169,433	10,415,991
Net cash used by operating activities	(780,693)	(861,562)	(1,766,254)

Cash Flows from Financing Activities:
Issuance of Stock for cash	75,000	355,980	506,980
Stock issued for services	545,020	477,700	1,052,720
Issuance of Stock for interest and prepaid interest	26,250		26,250
Proceeds from notes payable	115,000		133,000
Proceeds from convertible note payable – related party		48,000	48,000
Issuance of shares - reverse acquisition		(696)	(696)

Net cash provided by financing activities	761,270	880,984	1,766,254

Net increase (decrease) in cash	(19,423)	19,423	-
Cash, at beginning of period	19,423	-	-
Cash, at end of period	-	19,423	-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		-
Income taxes		-

Supplemental Schedule of Non-cash Investing and Financing Activities:
Issuance of stock for debt conversion

The accompanying notes are an integral part of these financial statements.

VITAMIN SPICE AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2010 and  2009.

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

VITAMIN SPICE AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

VITAMIN SPICE AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through December 31, 2010.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

The fair value of options and warrants at the date of grant is determined under the Black-Scholes option pricing model.  During the year ended December 31, 2010, the following weighted-average assumptions were used. There were no option grants in the year ended December 31, 2010:

VITAMIN SPICE AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Assumptions	2010
Risk-free rate	2.49%
Quartely rate of dividends	––
Historical volatility	377.64%
Expected life	1.5 to 3 years

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

In the event that we enter into any share-based payments transactions for goods or services other than employee services, such transactions would be accounted for using the Black-Scholes option pricing model as the fair value of the equity instruments is usually more readily determinable than the fair value of the goods or services. We have not entered into any share-based payment transactions other than with employees and directors of the company during the periods ended December 31, 2010 and 2009.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. Upon adoption, SFAS 141(R) will not have a significant impact on our consolidated financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have evaluated this new statement and have determined that the statement will not have a significant impact on the reporting of our financial position and results of operations.

VITAMIN SPICE AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R),   Share-Based Payment. The simplified method can be used after June 30, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement; however, the new statement will not have an impact on the determination of our financial results.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  ” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for

VITAMIN SPICE AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The provisions of FSP No. 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its’ consolidated financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements during the years ended December 31, 2010 and 2009, the Company incurred losses from continuing operations of $2,064,624 and $10,064,456, respectively.

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

VITAMIN SPICE AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has made advances to its Chief Executive Officer of $14,181 during the two years ended December 31, 2010. There is no agreement for these advances.

NOTE 5 – OTHER COMMITMENTS AND CONTINGENCIES

The Company has no outstanding commitments or contingencies as of December 31, 2010. NOTE 6 -STOCK OPTION PLANS

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

NOTE 7 – COMMON AND PREFERRED STOCK

The Company's articles of incorporation authorize the issuance of an unlimited number of preferred and common stock. No preferred stock is outstanding as of December 31, 2010 and 2009.

The issuer, formerly known as Qualsec, issued 4,666,667 shares of common stock to its two founders in October 2006. An additional 1,000,000 shares were issued in a Regulation A offering at a price of $.30 per share (all share amounts give effect to a 1-for-30 reverse stock split effected in October, 2009). The original business of Qualsec was not successful, and in August 2009 Quaslsec began to seek to acquire another business as a "reverse merger." Qualsec and Vitamin Spice LLC entered into an Agreement and Plan of Reorganization on September 28, 2009 under which all the membership interests of Vitamin Spice were exchanged for an aggregate of 100,000,000 newly issued shares of common stock. On the closing, five holders of the Registrant’s $130,000 in convertible promissory notes issued on March 12, 2008 and May 27, 2008 converted their notes into a total of 15,793,333 shares of common stock, and 50,000 shares were issued to a former officer and director. Immediately following the closing, there were 121,00,000 share of common stock outstanding. five holders of the Registrant’s $130,000 in convertible promissory notes issued on March 12, 2008 and May 27, 2008 converted their notes into a total of 15,793,333 shares of common stock In addition, option holders of the Delaware limited liability company were offered the opportunity to exchange their options for options to purchase shares of the Registrant, on the same ratio as the exchanging members of Vitamin Spice. All of the optionees exchanged and options were issued to  purchase an aggregate of 10,164,000 shares at prices ranging from $.01 to $05 per share. None of these options have been exercised and 1,154,872 have lapsed.

VITAMIN SPICE AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

The acquisition of VitaminSpice LLC has been accounted for as a reverse acquisition with VitaminSpice deemed to be the accounting  acquiror which acquired the Qualsec "shell" by issuing 21,000,000 shares for net liabilities of Qualsec of $696.

The Company sold 824,999 shares in the quarter ended December 31, 2009 for cash of $125,000. We also issued 3,000,000 shares for services valued at $.15 per share to two  persons  and 50,000 shares valued at $.25 per share to another person. We issued options to purchase 9,075,000 shares at $.28 per share to one person in connection with his election as a director, issued options to purchase 100,000 shares at a price of $.28 per share to a law firm and issued options to  purchase 2,000,000 shares at a price of $.42 per share to a shareholder for general business consulting services. We sold 7,500,000 shares in year end December 31, 2010, for cash of $75,000. We also issued 4,984,912 shares for services at an average price of $.11 per share.