Form 10-Q
period 2011-03-31
vitaminspice
filed 2011-05-20
CIK 1382056

Securities and Exchange Commission
 Washington, D.C.

FORM 10-Q

 (Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(484) 367 7401
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  155,234,664 shares of Common Stock, no par value, were issued and outstanding, as of May 20, 2011.  Of that amount, 140,528,535 are subject to restriction and 14,706,129 are free trading.

Transitional Small Business Disclosure Format (check one)     Yes ☐     No ☒

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

VITAMINSPICE

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

VITAMINSPICE

CONDENSED BALANCE SHEET

	March 31,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,712	$-
Accounts receivable-trade	629	491
Prepaid Interest	-	19,031
Due from officer		14,181
Inventory	32,800	10,790
TOTAL CURRENT ASSETS	53,141	44,493
TOTAL ASSETS	$53,141	$44,493

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued interest	$9,594	$655
Customer deposits	25,800	16,000
Accounts payable and Accrued liabilities	53,817	65,812
Derivative liability-options and warrants	10,415,991	10,415,991
Convertible notes payable-related party	-	48,000
Notes payable	913,200	117,000
Accrued interest-related party	-	3,074
TOTAL CURRENT LIABILITIES	$11,418,402	$10,666,532
TOTAL LIABILITIES	11,418,402	10,666,532

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, unlimited number of shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, unlimited number of shares authorized; 155,264,664 and 207,649,664 shares issued and outstanding	1,384,492	1,585,255

Accumulated deficit	(12,749,754)	(12,207,294)

TOTAL STOCKHOLDERS DEFICIT	(11,365,261)	(10,622,039)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$53,141	$44,493

VITAMINSPICE

STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

REVENUES	$629	$901

COST OF GOODS SOLD	7,000	410

GROSS PROFIT	(6,371)	491

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Stock options and warrants expense	-	623,279
General and administrative	471,662	396,759
Compensation expense	75,000	262,060
Research and development	-	-

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	546,662	1,282,098

NET OPERATING LOSS	(553,033)	(1,281,606)

OTHER INCOME (EXPENSE)
Interest expense	(1,690)	(3,508)
Interest expense-related party	-	(960)
Total other income (expense)	(1,690)	(4,528)

NET LOSS	$(554,723)	$(1,286,134)

LOSS PER COMMON SHARE-BASIC	$(0.00)	$(0.01)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	155,234,664	125,434,846

VITAMINSPICE

STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three Months Ended, March 31,

	2011	2010

Cash Flows from Operating Activities:
Net loss	$(554,723)	$(1,286,134)
Adjustments to reconcile net loss to net cash used by operating activities:
Due from officer	-	-
Inventory	32,800	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(11,995)	30,545
(Increase) decrease in accounts receivable	(138)	(491)
(Increase) in prepaid interest	(19,031)	(23,437)
Increase in accrued interest	-	1,665
(Increase) in derivative liability	-	623,279
Net cash used by operating activities	(553,087)	(654,573)
Cash Flows from Financing Activities:
Issuance of Stock for cash	20,000	75,000
Stock issued for services	-	479,913
Issuance of Stock for interest and prepaid interest	-	26,250
Proceeds from notes payable	750,000	85,000
Proceeds from shareholder advance	-	4,000
Payments on Convertible note payable - related party	-	-
Proceeds from convertible note payable – related party		-
Issuance of shares - reverse acquisition	-	-
Net cash provided by financing activities	770,000	670,164
Net increase (decrease) in cash	19,712	15,591
Cash, at beginning of period	-	19,423
Cash, at end of period	19,712	35,014

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	1,690	-
Income taxes		-
Supplemental Schedule of Non-cash Investing and Financing Activities:
Issuance of stock for debt conversion

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
March 31, 2011

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

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
March 31, 2011

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

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
March 31, 2011

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

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
March 31, 2011

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
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
March 31, 2011

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2011.  Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
March 31, 2011

The fair value of options and warrants at the date of grant is determined under the Black-Scholes option pricing model.  During the three months ended March 31, 2011, the following weighted-average assumptions were used. There were no option grants in the three months ended March 31, 2011:

Assumptions	2011
Risk-free rate	2.49%
Quarterly rate of dividends	––
Historical volatility	377.64%
Expected life	1.5 to 3 years

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

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for transfers of financial assets.  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
March 31, 2011

financial assets.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

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

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
March 31, 2011

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements during the three months ended March 31, 2011 and 2010, the Company incurred losses from continuing operations of  $553,033 and $1,281,606, respectively.

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

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
March 31, 2011

NOTE 4 – RELATED PARTY TRANSACTIONS

All Company advances to its Chief Executive Officer which were made during the two years ended December 31, 2009 have been repaid.  There were no advances in 2010 or the first quarter 2011.  There was no agreement for these prior advances and it is not expected that any future advances will be made.

NOTE 5 – OTHER COMMITMENTS AND CONTINGENCIES

The Company has no outstanding commitments or contingencies as of March 31, 2011.

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

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
March 31, 2011

NOTE 7 – COMMON AND PREFERRED STOCK

The Company's articles of incorporation authorize the issuance of an unlimited number of preferred and common stock. No preferred stock is outstanding as of March 31, 2011.

The issuer, formerly known as Qualsec, issued 4,666,667 shares of common stock to its two founders in October 2006. An additional 1,000,000 shares were issued in a Regulation A offering at a price of $.30 per share (all share amounts give effect to a 1-for-30 reverse stock split effected in October, 2009). The original business of Qualsec was not successful, and in August 2009 Qualsec began to seek to acquire another business as a "reverse merger." Qualsec and VitaminSpice LLC entered into an Agreement and Plan of Reorganization on September 28, 2009 under which all the membership interests of VitaminSpice were exchanged for an aggregate of 100,000,000 newly issued shares of common stock. On the closing, five holders of the Registrant’s $130,000 in convertible promissory notes issued on March 12, 2008 and May 27, 2008 converted their notes into a total of 15,793,333 shares of common stock, and 50,000 shares were issued to a former officer and director. Immediately following the closing, there were 121,00,000 shares of common stock outstanding.  In addition, option holders of the Delaware limited liability company were offered the opportunity to exchange their options for options to purchase shares of the Registrant, on the same ratio as the exchanging members of VitaminSpice. All of the optionees exchanged and options were issued to  purchase an aggregate of 10,164,000 shares at prices ranging from $.01 to $.05 per share.  None of these options have been exercised and 1,154,872 have lapsed.

The acquisition of VitaminSpice LLC has been accounted for as a reverse acquisition with VitaminSpice deemed to be the accounting  acquiror which acquired the Qualsec "shell" by issuing 21,000,000 shares for net liabilities of Qualsec of $696.

The Company sold 824,999 shares in the quarter ended December 31, 2009 for cash of $125,000. The Company also issued 3,000,000 shares for services valued at $.15 per share to two  persons  and 50,000 shares valued at $.25 per share to another person. The Company issued options to purchase 9,075,000 shares at $.28 per share to one person in connection with his election as a director, issued options to purchase 100,000 shares at a price of $.28 per share to a law firm and issued options to  purchase 2,000,000 shares at a price of $.42 per share to a shareholder for general business consulting services. There were 155,234,664 and 207,649,664 shares outstanding as of March 31, 2011 and December 31, 2010, respectively.

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the three months ended March 31, 2011 and 2010, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
March 31, 2011

NOTE 8 – SHAREHOLDER ADVANCES AND NOTES

In the first quarter of 2011 we sold warrants for the issuance of 500,000 shares of common stock for cash of $60,000.

NOTE 9 – LITIGATION

Except as set forth below, as of March 31, 2011 the Company is not aware of any current of pending litigation which would effect the Company’s operations.

As of March 31, 2011, two pending suits existed as against the company as follows: (i) On March 9, 2011, a legal action was commenced in the General Court of Justice, State of North Carolina, County of Orange captioned Learned J. Hand v. VitaminSpice, et al. (Docket Number 11 cv 000507).  The suit alleges violation of Article 8 of the Uniform Commercial Code with regard to a “stop order” placed on 50,000 of stock of the plaintiff.  Since the date of this Report, the Company has reached a settlement in principal to resolve this matter and expects the settlement to be consummated in the second quarter of this year.  (ii) Robison v. VitaminSpice, et al. (Supreme Court of Pennsylvania, Court of Common Pleas, Chester County, Docket Number 10 13170, Filed November 1, 2010).  The Plaintiff alleges that is has an agreement with the Company whereby it loaned the sum of $50,000 to the Company and that the Company has failed to repay the loan and issue 50,000 shares of the Company’s common stock to the Plaintiff.  The Company disputes the enforceability of the alleged agreement. The action is currently in the discovery stage and a tentative trial date has been set for July 2011.

Two litigations which were pending as of December 31, 2010 have been resolved. (i) On March 18, 2011 (filed on March 30, 2011) all claims against the Company in the case styled: Advanced Multilevel Concepts, et al. v. VitaminSpice, et al. (California Superior Court, Orange County, Docket Number 30-2010-00423757, filed November 18, 2010) had been dismissed on jurisdictional ground.  As of the date of this Report, the Company has no knowledge of that suit being re-filed in any other jurisdiction. (ii) On the case of GPX Wayne Office Properties, LP v. VitaminSpice (Commonwealth of Pennsylvania, County of Chester, Docket Number MJ-15401-LT-0000159-2010, Filed December 22, 2010), the Company has paid the rent arrearages and the case was voluntarily dismissed.

NOTE 10 – SUBSEQUENT EVENTS

On March 18, 2011 the Company received a favorable ruling on its jurisdictional motion in the case titled Advanced Multilevel Concepts, et al. v. VitaminSpice, et al. (California Superior Court, Orange County, Docket Number 30-2010-00423757, filed November 18, 2010). As of the date of this Report, the Company has no knowledge of that suit being re-filed in any other jurisdiction.

Item 2.     Plan of Operations.

Prior to January 2010 the Company’s operations were limited to development marketing of our vitamin related product line. Beginning in 2010 the Company began selling its vitamin products.   Sales in the most recent three months ended March 31, 2011 was $629. The Company is seeking to market the Company’s products and secure contracts for same.  However, equity funding will be required in order to develop the contracts required to achieve profitability.  Any delay in equity funding may jeopardize continued operations.

Information included in this quarterly report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. This quarterly report should be read in conjunction with the annual report filed on Form 10K.  The statements in "Risk Factors" found in the annual report on Form 10K and other statements and disclaimers constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

Item 4.     Controls and Procedures.

As of March 31, 2011, the Company has only three employees and outsourced most functions. As such, a complete set of internal controls, including segregation of duties, is not possible in an organization of this size. However, we have now implemented limited control procedures surrounding the maintenance of the Company’s accounting and financial systems and the safeguarding of the Company’s assets. Further, all transactions entered into outside the course of the Company’s day to day operations must be approved by the President and C.E.O., Edward Bukstel.

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

There were no significant changes in the Company’s internal controls in the quarter ending March 31, 2011 or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings

Except as set forth below, as of March 31, 2011 the Company is not aware of any current of pending litigation which would effect the Company’s operations.

As of March 31, 2011, two pending suits existed as against the company as follows: (i) On March 9, 2011, a legal action was commenced in the General Court of Justice, State of North Carolina, County of Orange captioned Learned J. Hand v. VitaminSpice, et al. (Docket Number 11 cv 000507).  The suit alleges violation of Article 8 of the Uniform Commercial Code with regard to a “stop order” placed on 50,000 of stock of the plaintiff.  Since the date of this Report, the Company has reached a settlement in principal to resolve this matter and expects the settlement to be consummated in the second quarter of this year.  (ii) Robison v. VitaminSpice, et al. (Supreme Court of Pennsylvania, Court of Common Pleas, Chester County, Docket Number 10 13170, Filed November 1, 2010).  The Plaintiff alleges that is has an agreement with the Company whereby it loaned the sum of $50,000 to the Company and that the Company has failed to repay the loan and issue 50,000 shares of the Company’s common stock to the Plaintiff.  The Company disputes the enforceability of the alleged agreement. The action is currently in the discovery stage and a tentative trial date has been set for July 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAMINSPICE

	By:	/s/ Edward Bukstel
Edward Bukstel
President & C.E.O.

Dated: May 20, 2011