Form 10-Q
period 2011-06-30
vitaminspice
filed 2011-09-22
CIK 1382056

Securities and Exchange Commission
 Washington, D.C.

FORM 10Q

 (Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  155,234,664 shares of Common Stock, no par value, were issued and outstanding, as of June 30, 2011.  Of that amount, 134,228,535 are subject to restriction and 14,706,129 are free trading.

Transitional Small Business Disclosure Format (check one)     Yes ☐     No ☒

 Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

VITAMINSPICE

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

VITAMINSPICE

CONDENSED BALANCE SHEET

	June 30,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Accounts receivable-trade	628	491
Prepaid expenses	3,000	19,031
Due from officer		14,181
Inventory	-	10,790
TOTAL CURRENT ASSETS	36,428	44,493
TOTAL ASSETS	$36,428	$44,493

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued interest	$10,916	$655
Customer deposits	25,800	16,000
Accounts payable and Accrued liabilities	222,133	65,812
Derivative liability-options and warrants	5,034	10,415,991
Convertible notes payable-related party, net discount of $661,694 and $0	88,306	48,000
Notes payable	166,300	117,000
Accrued interest-related party	-	3,074
TOTAL CURRENT LIABILITIES	$518,489	$10,666,532
TOTAL LIABILITIES	518,489	10,666,532

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, unlimited number of shares authorized; no shares issued and
outstanding	-	-
Common stock, no par value, unlimited number of shares authorized; 155,264,664 and 207,649,664
shares issued and outstanding	1,660,255	1,585,255
Additional paid-in capital	750,000	-
Accumulated deficit	(2,892,316)	(12,207,294)

TOTAL STOCKHOLDERS DEFICIT	(482,062)	(10,622,039)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$36,428	$44,493

VITAMINSPICE

STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	June 30,
	2011	2010
REVENUES	$17	$-

COST OF GOODS SOLD	1,254	-

GROSS PROFIT	(1,237)	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Stock options and warrants expense	-	623,279
General and administrative	295,390	26,793
Compensation expense	155,000	118,152

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	450,390	768,224

NET OPERATING LOSS	(451,627)	(768,224)

OTHER INCOME (EXPENSE)
Interest expense	(1,323)	-
Amortization of debt discount	(88,306)	-
Change in fair value of derivative	10,410,957	-
Total other income (expense)	10,321,328	-

NET INCOME (LOSS)	$9,869,701	$(768,224)

LOSS PER COMMON SHARE-BASIC	$0.06	$(0.01)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	155,234,664	127,079,752

VITAMINSPICE

STATEMENT OF OPERATIONS
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010

REVENUES	$646	$901

COST OF GOODS SOLD	8,254	410

GROSS PROFIT	(7,608)	491

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Stock options and warrants expense	-	1,246,558
General and administrative	767,052	423,552
Compensation expense	230,000	380,212

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	997,052	2,050,322

NET OPERATING LOSS	(1,004,660)	(2,049,831)

OTHER INCOME (EXPENSE)
Interest expense	(3,013)	(9,056)
Amortization of debt discount	(88,306)	-
Change in fair value of derivative	10,410,957	-
Total other income (expense)	10,319,638	(9,056)

NET INCOME (LOSS)	$9,314,978	$(2,058,887)

LOSS PER COMMON SHARE-BASIC	$0.06	$(0.02)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	155,234,664	127,079,752

VITAMINSPICE

STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six Months Ended, June 30,

	2011	2010

Cash Flows from Operating Activities:
Net income (loss)	$9,314,978	$(2,058,887)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	40,306	-
Due from officer	14,181	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	182,121	30,545
(Increase) decrease in accounts receivable	(137)	(491)
(Increase) in prepaid expenses	16,031	(19,031)
Decrease (increase) in inventory	(22,010)	-
Increase in accrued interest	7,187	3,613
Increase (decrease) in customer deposits	(16,000)	-
(Increase) in derivative liability	1,0410,957	1,246,558
Net cash used by operating activities	(874,300)	(797,693)
Cash Flows from Financing Activities:
Issuance of Stock for cash	75,000	75,000
Stock issued for services	-	540,000
Issuance of Stock for interest and prepaid interest	-	26,250
Proceeds from notes payable	49,300	133,000
Proceeds from shareholder advance Payments on Convertible note payable - related party	- -	4,000 -
Proceeds from convertible note payable – related party	750,000	-
Issuance of shares - reverse acquisition	-	-
Net cash provided by financing activities	874,300	778,270
Net increase (decrease) in cash	-	(19,423)
Cash, at beginning of period	-	19,423
Cash, at end of period	-	-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	1,690	-
Income taxes		-
Supplemental Schedule of Non-cash Investing and Financing Activities:
Issuance of stock for debt conversion

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company was incorporated in Wyoming on October 18, 2006 under the name Qualsec. VitaminSpice LLC  (“VitaminSpice”) was organized in April 25, 2008 as a Delaware limited liability company. All the operations are carried out through VitaminSpice which was acquired in a reverse acquisition on September 28, 2009. The acquisition is accounted for as a reverse acquisition in which VitaminSpice is deemed to be the accounting acquiror.  The name of the Company was changed to VitaminSpice by the filing of a Certificate of Name Change filed with the Wyoming Secretary of State on October 26, 2009.  The Company, combines proprietary blends of premium herbs and spices with essential vitamins, minerals, nutrients, and antioxidants. The Company’s formulations contain from 17% to 84% of the Recommended Daily Intake (RDI) of certain essential vitamins, minerals, nutrients, and antioxidants with no bitterness or aftertaste.  The Company offers premium savory spices that enliven the palate and invigorate health through a proprietary as well as patent pending micro-encapsulation process.

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

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2011

Concentration of credit risk

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The company has not experienced any losses in such accounts.

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

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

Income taxes

The Company accounts for income taxes using FASB ASC 740-10, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2011

The Company adopted Financial Accounting Standards Board (“FASB”) ASC 740-10, Accounting for Uncertainty in Income Taxes.  ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of ASC 740-10 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing ASC 740-10. The Company does not have any interest and penalties in the statement of operations for the three and six months ended June 30, 2011 and  2010.

ASC 740-10 provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under ASC 740-10, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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
June 30, 2011

Impairment of Long-Lived Assets

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2011.  Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

Earnings (loss) per share

Earnings (loss) per share is computed in accordance with FASB ASC 260-10. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

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

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2011

The fair value of options and warrants at the date of grant is determined under the Black-Scholes option pricing model.  During the six months ended June 30, 2011, the following weighted-average assumptions were used. There were no option grants in the three months ended June 30, 2011:

Assumptions	2011
Risk-free rate	1.20%
Quarterly rate of dividends	––
Historical volatility	290%
Expected life	1.5 to 3 years

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on June 30, 2011. The adoption of this new accounting guidance did not have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption did not have a significant impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 became effective on July 1, 2010 and are did not have a significant impact on the Company’s consolidated financial statements.

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2011

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements during the six months ended June 30, 2011 and 2010, the Company incurred losses from continuing operations of  $450,390  and $768,224, respectively.

While the Company is continuing to receive significant interest from food service and retail market segments, sales, other sources of cash will be necessary for the current year.  Management may attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company shareholders and officers have continued to advance funds to the Company but there can be no assurance that future advances will be made available.

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2011

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

NOTE 4 – RELATED PARTY TRANSACTIONS

All Company advances to its Chief Executive Officer which were made during the two years ended December 31, 2009 have been repaid.  There were advances against salary in 2010 and the first and second quarter 2011.

NOTE 5 – OTHER COMMITMENTS AND CONTINGENCIES

The Company has no outstanding commitments or contingencies as of June 30, 2011.

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

The Board of Directors and Majority Shareholders have adopted and approved a stock option plan (the “2011 Stock Option Plan”) dated the 5th day of April, 2011. This Plan is similar to the 2006 Plan but as of June 30, 2011 provides for grants of up to 40,000,000 shares of Common Stock, of which 28,583,000 options have been granted.

Additional options to purchase 3,100,000 shares have been issued under specific grants not made under the above referenced plans, including options for 1,000,000 shares granted in February 2010.  These options were valued at $623,279 using Black-Scholes methodology.

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2011

NOTE 7 – COMMON AND PREFERRED STOCK

The Company's articles of incorporation authorize the issuance of an unlimited number of preferred and common stock. No preferred stock is outstanding as of June 30, 2011.

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

The Company sold 824,999 shares in the quarter ended December 31, 2009 for cash of $125,000. The Company also issued 3,000,000 shares for services valued at $.15 per share to two  persons  and 50,000 shares valued at $.25 per share to another person. The Company issued options to purchase 9,075,000 shares at $.28 per share to one person in connection with his election as a director, issued options to purchase 100,000 shares at a price of $.28 per share to a law firm and issued options to  purchase 2,000,000 shares at a price of $.42 per share to a shareholder for general business consulting services. There were 155,234,664 and 207,649,664 shares outstanding as of June 30, 2011 and December 31, 2010, respectively.

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the three months ended June 30, 2011 and 2010, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
June 30, 2011

NOTE 8 – SHAREHOLDER ADVANCES AND NOTES

In the second quarter of 2011 we sold warrants for the issuance of 12,000,000 shares of common stock.

NOTE 9 – LITIGATION

Except as set forth below, as of June 30, 2011 the Company is not aware of any current of pending litigation which would effect the Company’s operations.

As of June 30, 2011, two pending suits existed as against the company as follows: (i) On March 9, 2011, a legal action was commenced in the General Court of Justice, State of North Carolina, County of Orange captioned Learned J. Hand v. VitaminSpice, et al. (Docket Number 11 cv 000507).  The suit alleges violation of Article 8 of the Uniform Commercial Code with regard to a “stop order” placed on 50,000 of stock of the plaintiff.  The company was not served properly, and plaintiff has agreed to vacate a default judgment  (ii) Robison v. VitaminSpice, et al. (Supreme Court of Pennsylvania, Court of Common Pleas, Chester County, Docket Number 10 13170, Filed November 1, 2010). The Plaintiff alleges that is had an agreement with the Company whereby it loaned the sum of $50,000 to the Company and that the Company has failed to repay the loan and issue 50,000 shares of the Company’s common stock to the Plaintiff.  The Company disputes the enforceability of the alleged agreement and believes the suit has no merit and has asserted numerous defenses.

On March 18, 2011 (filed on March 30, 2011) all claims against the Company in the case styled: Advanced Multilevel Concepts, et al. v. VitaminSpice, et al. (California Superior Court, Orange County, Docket Number 30-2010-00423757, filed November 18, 2010) were dismissed on jurisdictional ground.  On June 8, 2011 Plaintiffs re-filed the previously dismissed case in California in Federal Court in the Eastern District of Pennsylvania, Case, CV-113718. The Company has filed a motion to dismiss the entire case and has asserted multiple counterclaims against Plaintiffs and third party claims against Jehu Hand, the company’s’ corporate counsel until  his termination for cause in July 2010. The company will aggressively pursue this litigation, defenses and counterclaims, against Jehu Hand, Jehu’s Shell Company’s, Ken Nail and Irv Pyun.

NOTE 10 – SUBSEQUENT EVENTS

On August 8, 2011 Jehu Hand, Jeremiah Hand, John Robison, IBT South Florida / Ray Suprenard, and Esthetics World Filed an involuntary Bankruptcy Petition (United States Bankruptcy Court Eastern District of Pennsylvania Case No 11-16200MDC)  The company believes this petition has no merit and was filed in bad faith.  The company has moved to dismiss the petition on multiple independent grounds, and has sought sanctions against the Petitioners. Jeremiah Hand claimed $262,701.24 from a default judgment in a North Carolina Court ( 11 CV 000507).  This Default Judgment has been set aside as of September 6, 2011 by the Judge in North Carolina.   In all cases there are disputes regarding the petitioners.    The company will pursue this litigation aggressively and has requested Sanctions in papers filed with the court.

Item 2.     Plan of Operations.

Prior to January 2010 the Company’s operations were limited to development marketing of our vitamin related product line. Beginning in 2011 the Company began selling its products and interest with significant companies has been significant.   Sales in the most recent three months ended June 30, 2011 was $629. The Company is seeking to market the Company’s products and secure contracts for same.  However, equity funding will be required in order to develop the contracts required to achieve profitability.  Any delay in equity funding may jeopardize continued operations.

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

Item 4.     Controls and Procedures.

As of June 30, 2011, the Company has only three employees and outsourced most functions. As such, a complete set of internal controls, including segregation of duties, is not possible in an organization of this size. However, during the quarter hired an office manager that enters information into Quickbooks and ensures all check requests have increased documentation. We have now implemented limited control procedures surrounding the maintenance of the Company’s accounting and financial systems and the safeguarding of the Company’s assets.  Furthermore the company hired Kevin Donovan during the quarter to take on additional duties. All significant transactions entered into outside the course of the Company’s day to day operations must be approved by the C.E.O., Edward Bukstel and Kevin Donovan.

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

The Company’s enhanced it’s internal controls in the quarter ending June 30, 2011.  There may be other factors that could significantly affect the Company’s existing internal controls subsequent to the date of their evaluation.

PART II.   OTHER INFORMATION

The company has terminated relationships with GB Leasing, James Gandolf, and, Shilo West and West and Associates.  The company was provided with documents and an accounting firm to substantiated in writing that there was $100,000,000 in buying power to back up the ability of GB Leasing and West & Associates to pay monies for VitaminSpice Products.  After reviewing the GB Leasings’ ability to pay on a significant purchase order the company determined that timetables were slipping and there were questions about the true nature of GB Leasing and the $6.9 million purchase order.  The company is evaluating options and remedies to the issuance of the purchase order.

The company has terminated its employment relationship with Richard Seelig and has also terminated his responsibilities as a member of the Board of Directors.

On April 8, 2011, the Company entered into a Material Supply and Joint Venture Agreement between CAMI (wholly-owned subsidiary) of Daleco, Inc., pursuant to which CAMI agrees to supply Clinoptilolite (zeolite) to VTMS in connection with the introduction by VTMS of detoxification products into targeted geographic markets. VTMS is obligated to utilize CAMI as its sole supplier of Clinoptilolite.  The agreement does not specify any minimum quantity supply requirements of CAMI. In addition to an initial price per ton for Clinoptilolite sold to VTMS, CAMI will share in the profits from the sales of such products by VTMS. Further, the Musser Group, who also provides consulting services to CAMI and VTMS, participates in the profits from the sales of such products by VTMS. CAMI has provided material to VTMS for use in product and market strategy development, as well as potential clinical studies. The Company has not recognized any revenue related to this agreement.  During the quarter, a representative of The Musser Group travelled to Japan with samples of the Clinoptilolite and product strategy and met with significant companies and distribution networks.  VTMS has created product samples and designed a marketing strategy for the product.

Contrary to the rules of the SEC, the Company’s financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews. The Company made numerous attempts to contact its auditor and we received no response. In a further effort to comply with SEC regulations the Company attempted to hire a new independent auditor who left numerous phone messages which were also not returned.  The company in good faith also attempted to reach Malcolm Pollard via his fax and received an error message from the auditor.  As a result, an independent review of our financial statements could not be performed at the time of filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAMINSPICE

	By:	/s/ Edward Bukstel
Edward Bukstel
CEO

Dated: September 22, 2011