Form 10-Q
period 2011-09-30
vitaminspice
filed 2011-11-21
CIK 1382056

Securities and Exchange Commission
 Washington, D.C.

FORM 10Q

 (Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  155,234,664 shares of Common Stock, no par value, were issued and outstanding, as of September 30, 2011.  Of that amount, 134,228,535 are subject to restriction and 14,706,129 are free trading.

Transitional Small Business Disclosure Format (check one)     Yes ☐     No ☒

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

VITAMINSPICE

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

VITAMINSPICE

CONDENSED BALANCE SHEET

	September 30,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Accounts receivable-trade	-	491
Prepaid expenses	4,400	19,031
Due from officer	35,286	14,181
Inventory	-	10,790
TOTAL CURRENT ASSETS	39,686	44,493
TOTAL ASSETS	$39,686	$44,493

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued interest	$10,916	$655
Customer deposits	-	16,000
Accounts payable and Accrued liabilities	357,322	65,812
Derivative liability-options and warrants	79	10,415,991
Convertible notes payable-related party, net discount of $661,694 and $0	132,459	48,000
Notes payable	178,300	117,000
Accrued interest-related party	-	3,074
TOTAL CURRENT LIABILITIES	$679,076	$10,666,532
TOTAL LIABILITIES	679,076	10,666,532
STOCKHOLDERS' DEFICIT
Preferred stock, no par value, unlimited number of shares authorized; no shares issued and
Outstanding	-	-
Common stock, no par value, unlimited number of shares authorized; 155,264,664 and 207,649,664
shares issued and outstanding	1,660,255	1,585,255

Additional paid-in capital	750,000	-
Accumulated deficit	(3,049,645)	(12,207,294)

TOTAL STOCKHOLDERS DEFICIT	(639,390)	(10,622,039)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$36,686	$44,493

The Accompanying notes are an integral part of these financial statements.

VITAMINSPICE

STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2011	2010

REVENUES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Stock options and warrants expense	-	-
General and administrative	118,131	39,452
Compensation expense	-	-

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	118,131	39,452

NET OPERATING LOSS	(118,131	(39,452

OTHER INCOME (EXPENSE)
Interest expense	-	-
Amortization of debt discount	(44,153	-
Change in fair value of derivative	4,955	-
Total other income (expense)	(39,198)	-

NET INCOME (LOSS)	$(157,329)	$(39,452

LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.00)	$(0.00

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	155,234,664	131,241,389

 The Accompanying notes are an integral part of these financial statements.

VITAMINSPICE

STATEMENT OF OPERATIONS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010

REVENUES	$646	$901

COST OF GOODS SOLD	8,254	410

GROSS PROFIT	(7,608	491

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Stock options and warrants expense	-	1,246,558
General and administrative	885,183	423,552
Compensation expense	230,000	380,212

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,115183	2,050,322

NET OPERATING LOSS	(1,122791	(2,049,831

OTHER INCOME (EXPENSE)
Interest expense	(3,013	(9,056)
Amortization of debt discount	(132,459	-
Change in fair value of derivative	10,415,912	-
Total other income (expense)	10,280,440	(9,056)

NET INCOME (LOSS)	$9,157,649	$(2,058,887

LOSS PER COMMON SHARE-BASIC	$0.06	$(0.02

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	155,234,664	127,079,752

LOSS PER COMMON SHARE-DILUTED	$0.06	$(0.02

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	164,409,664	127,079,752

The Accompanying notes are an integral part of these financial statements.

VITAMINSPICE

STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended, September 30,

	2011	2010

Cash Flows from Operating Activities:
Net income (loss)	$9,157,649	$(2,058,887
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	132,459	-
Due from officer	(21,105)	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	243,510	30,545
(Increase) decrease in accounts receivable	491	(491)
(Increase) in prepaid expenses	14,631	(19,031)
Decrease (increase) in inventory	10,790	-
Increase in accrued interest	7,187	3,613
Increase (decrease) in customer deposits	(16,000)	-
(Increase) in derivative liability	(10,415,912)	1,246,558
Net cash used by operating activities	(866,300	(797,693)
Cash Flows from Financing Activities:
Issuance of Stock for cash	75,000	75,000
Stock issued for services	-	540,000
Issuance of Stock for interest and prepaid interest	-	26,250
Proceeds from notes payable	61,300	133,000
Proceeds from shareholder advance Payments on Convertible note payable - related party	-	4,000 -
Proceeds from convertible note payable – related party	750,000	-
Issuance of shares - reverse acquisition	-	-
Net cash provided by financing activities	886,300	778,270
Net increase (decrease) in cash	-	(19,423)
Cash, at beginning of period	-	19,423
Cash, at end of period	-	-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	1,690	-
Income taxes		-

The Accompanying notes are an integral part of these financial statements.

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
September 30, 2011

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
September 30, 2011

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

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
September 30, 2011

The Company adopted Financial Accounting Standards Board (“FASB”) ASC 740-10, Accounting for Uncertainty in Income Taxes.  ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of ASC 740-10 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing ASC 740-10. The Company does not have any interest and penalties in the statement of operations for the three and six months ended September 30, 2011 and  2010.

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
September 30, 2011

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2011.  Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
September 30, 2011

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

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
September 30, 2011

The fair value of options and warrants at the date of grant is determined under the Black-Scholes option pricing model.  During the nine months ended September 30, 2011, the following weighted-average assumptions were used. There were no option grants in the three months ended September 30, 2011:

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
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on September 30, 2011. The adoption of this new accounting guidance did not have a material impact on its consolidated financial statements.

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
September 30, 2011

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements during the nine months ended September 30, 2011 and 2010, the Company incurred losses from continuing operations of  $1,122,791 and $2,049,831  respectively.

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

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
September 30, 2011

NOTE 4 – RELATED PARTY TRANSACTIONS

All Company advances to its Chief Executive Officer which were made during the two years ended December 31, 2009 have been repaid.  There were advances against salary in 2010 and the first and second quarter 2011.  No advances were made during the third quarter 2011

NOTE 5 – OTHER COMMITMENTS AND CONTINGENCIES

The Company has no outstanding commitments or contingencies as of September 30, 2011.

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

The Board of Directors and Majority Shareholders have adopted and approved a stock option plan (the “2011 Stock Option Plan”) dated the 5th day of April, 2011. This Plan is similar to the 2006 Plan but as of September 30, 2011 provides for grants of up to 40,000,000 shares of Common Stock, of which 9,175,000 options have been granted.

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
September 30, 2011

NOTE 7 – COMMON AND PREFERRED STOCK

The Company's articles of incorporation authorize the issuance of an unlimited number of preferred and common stock. No preferred stock is outstanding as of September 30, 2011.

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

There were 155,234,664 and 207,649,664 shares outstanding as of September 30, 2011 and December 31, 2010, respectively.

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the three and nine months ended September 30, 2011 and 2010, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

VITAMINSPICE
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
September 30, 2011

NOTE 8 – SHAREHOLDER ADVANCES AND NOTES

In 2011, Company sold warrants for the issuance of 12,000,000 shares of common stock.

NOTE 9 – LITIGATION

Except as set forth below, as of September 30, 2011 the Company is not aware of any current of pending litigation which would effect the Company’s operations.

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

On August 8, 2011 Jehu Hand, Jeremiah Hand, John Robison, IBT South Florida / Ray Suprenard, and Esthetics World Filed an involuntary Bankruptcy Petition (United States Bankruptcy Court Eastern District of Pennsylvania Case No 11-16200MDC)  The company believes this petition has no merit and was filed in bad faith.  The company has moved to dismiss the petition on multiple independent grounds, and has sought sanctions against the Petitioners.  Jeremiah Hand claimed $262,701 from a default judgment in a North Carolina Court ( 11 CV 000507).  This Default Judgment has been set aside as of September 6, 2011 by the Judge in North Carolina.   In all cases there are disputes regarding the petitioners.    The company will pursue this litigation aggressively and has requested Sanctions in papers filed with the court.  The company has discovered a significant relationship between Jehu Hand and Kevin Lee Woodbridge who was incarcerated on securities fraud by the SEC.

As of September 30, 2011, two pending suits existed as against the company as follows: (i) On March 9, 2011, a legal action was commenced in the General Court of Justice, State of North Carolina, County of Orange captioned Learned J. Hand v. VitaminSpice, et al. (Docket Number 11 cv 000507).  The suit alleges violation of Article 8 of the Uniform Commercial Code with regard to a “stop order” placed on 50,000 of stock of the plaintiff.  The company was not served properly, and plaintiff has agreed to vacate a default judgment  (ii) Robison v. VitaminSpice, et al. (Supreme Court of Pennsylvania, Court of Common Pleas, Chester County, Docket Number 10 13170, Filed November 1, 2010).  The Plaintiff alleges that is had an agreement with the Company whereby it loaned the sum of $50,000 to the Company and that the Company has failed to repay the loan and issue 50,000 shares of the Company’s common stock to the Plaintiff.  The Company disputes the enforceability of the alleged agreement and believes the suit has no merit and has asserted numerous defenses

Item 2.     Plan of Operations.

Prior to January 2010 the Company’s operations were limited to development marketing of our vitamin related product line. Beginning in 2011 the Company began selling its products and interest with significant companies has been significant.   The Company did not have any sales during the three months ended September 30, 2011. False Litigation and improprieties by Jehu Hand and his co-conspirators (see litigation) have caused a chilling effect to fund raising and customer acquisition  The Company is seeking to market the Company’s products and secure contracts for same.  However, equity funding will be required in order to develop the contracts required to achieve profitability.  Any delay in equity funding may jeopardize continued operations.

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

Item 4.   Controls and Procedures.

As of September 30, 2011, the Company has only three employees and outsourced most functions. As such, a complete set of internal controls, including segregation of duties, is not possible in an organization of this size. However, during 2011 we hired an office manager that enters information into Quickbooks and ensures all check requests have increased documentation. We have now implemented limited control procedures surrounding the maintenance of the Company’s accounting and financial systems and the safeguarding of the Company’s assets.  Furthermore the company hired Kevin Donovan during 2011 to take on additional duties. All significant transactions entered into outside the course of the Company’s day to day operations must be approved by the C.E.O., Edward Bukstel and Kevin Donovan.

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

The Company’s enhanced it’s internal controls in the quarter ending September 30, 2011.  There may be other factors that could significantly affect the Company’s existing internal controls subsequent to the date of their evaluation.

PART II.   OTHER INFORMATION

Edward Bukstel, CEO / Chairman, and Kevin Donovan, President / Director of VitaminSpice Inc. have deferred full compensation pending board approval.

The company has terminated its employment relationship with Richard Seelig and has also terminated his responsibilities as a member of the Board of Directors.

The company has appointed  Scottie DiGiacomo, Director of National Sales, to the Board of  Directors
Ms. DiGiacomo is an entrepreneur with over 30 years of experience specializing in launching innovative new products and new companies. Expert in creating strategies and programs to gain widespread brand exposure through retail, television, infomercials, radio, online and print. Long term track record in securing investment for growth capital for start-ups, M&A's and JV opportunities. Ms. DiGiacomo has been an on air national spokesperson for globally recognized brands as Campbell's Soup, Days Inn of America, McKesson Pharmaceuticals, Dupont, Tollman and Hundley Hotels and The Greenbrier Resort.  She was the former spokesperson/model for the international cosmetic company Yves Roucher (Paris) and spokesperson who helped launched the enormously successful Teddy Ruxpin (talking teddy bear). Ms. DiGiacomo has also worked directly with QVC from its inception from launching new products to working as an on air spokesperson for different vendors selling products live. Ms. DiGiacomo has worked with national accounts for over 30 years. She is the founder and President of Planet Granite, Inc.  Ms. DiGiacomo is one of the only female owned and operated Granite and Marble Companies in the USA. She is also the founder and president of her own design company, Planet Sunset which she created to sell anything under the sun. Ms. DiGiacomo has a patent pending for her own jewelry design which will establish a new market segment. She worked with a National Security company, designing, implementing and selling to high profile clients. She believes that anything can be achieved with a winning strategy, positive attitude and working as a dedicated team player.

Contrary to the rules of the SEC, the Company’s financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews. The Company made numerous attempts to contact its auditor and we received no response. In a further effort to comply with SEC regulations the Company attempted to hire a new independent auditor who left numerous phone messages which were also not returned.  The company in good faith also attempted to reach Malcolm Pollard via his fax and received an error message from the auditor.  As a result, an independent review of our financial statements could not be performed at the time of filing.  On November 14, 2011 the company received a USPS postmarked letter indicating that Malcolm Pollard, VitaminSpice’s former auditor, had retired and has been the cause for the delays in receiving communications from its former auditor.

VitaminSpice, Inc. has retained Rosenberg Rich Baker Berman & Company, as auditor.  RRBB has since grown to become one of the most respected accounting firms in the state of New Jersey, serving clients across the U.S. and worldwide, with 10 partners and 50 professional staff working out of two

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAMINSPICE

	By:	/s/ Edward Bukstel
Edward Bukstel
CEO

Dated: November 21, 2011